Form 10-Q
period 1996-06-29
ASANTE TECHNOLOGIES INC
filed 1996-08-09
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 29, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________to__________

                         Commission file number: 0-22632

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                77-0200286
                  --------                                ----------
         (State or other jurisdiction of             (I.R.S.Employer
         incorporation or organization)              Identification No.)

                                  821 Fox Lane
                               San Jose, CA 95131
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (408) 435-8388

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No
                                  -----                    -----

As of July 31, 1996 there were 8,757,573 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                Table of Contents

PART I.  Financial Information                                          Page No.


Item 1:  Financial Statements:

         Condensed Balance Sheets - June 29, 1996 and
               September 30, 1995                                          3

         Condensed Statements of Operations - Three
               and nine months ended June 29, 1996
               and July 1, 1995                                            4

         Condensed Statements of Cash Flows - Nine
               months ended June 29, 1996 and
               July 1, 1995                                                5

         Notes to Condensed Financial Statements                          6-7

Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-10



PART II. Other Information


Item 6:  Exhibits and Reports on Form 8-K                                 11

         Signature                                                        12

                         PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                            Condensed Balance Sheets
                                 (in thousands)
                                   (unaudited)




                                                       6/29/96           9/30/95
                                                       -------           -------
Assets

Current assets:
     Cash and cash equivalents                         $13,640           $10,371
     Short-term investments                               --               1,700
     Accounts receivable, net                            8,128             8,504
     Receivable from stockholder                           510               560
     Inventory, net                                      8,226             7,009
     Other current assets                                5,144             6,938
                                                       -------           -------

              Total current assets                      35,648            35,082

Property and equipment, net                              1,426             1,362
Other assets                                               582               323
                                                       -------           -------

              Total assets                             $37,656           $36,767
                                                       =======           =======


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                  $ 5,190           $ 3,275
     Accrued expenses                                    4,249             4,712
     Payable to stockholder                              2,330             2,547
                                                       -------           -------

              Total current liabilities                 11,769            10,534
                                                       -------           -------

Long-term obligations, less current portion                 71               114
                                                       -------           -------


Stockholders' equity:
     Common stock                                       24,631            24,075
     Retained earnings                                   1,185             2,044
                                                       -------           -------

              Total stockholders' equity                25,816            26,119
                                                       -------           -------

Total liabilities and stockholders' equity             $37,656           $36,767
                                                       =======           =======


The accompanying notes are an integral part of these condensed financial statements


                            Asante Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                              Three months ended                    Nine months ended
                                                           ------------------------              ------------------------
                                                           6/29/96           7/1/95              6/29/96           7/1/95
                                                           -------           ------              -------           ------

Net sales                                                  $16,102          $14,422              $47,414          $44,101
Cost of sales                                                9,512            8,738               28,266           30,958
                                                           -------          -------              -------          -------

     Gross profit                                            6,590            5,684               19,148           13,143
                                                           -------          -------              -------          -------

Operating expenses:
     Sales and marketing                                     5,108            3,994               14,194           13,378
     Research and development                                1,528            1,045                4,210            3,333
     General and administrative                                774              667                2,198            3,262
                                                           -------          -------              -------          -------

Total operating expenses                                     7,410            5,706               20,602           19,973
                                                           -------          -------              -------          -------

Loss from operations                                          (820)             (22)              (1,454)          (6,830)

Interest & other income, net                                   156              130                  479              191
                                                           -------          -------              -------          -------

Income (loss) before income taxes                             (664)             108                 (975)          (6,639)
Provision (benefit) for income taxes                            -                 -                 (116)          (2,362)
                                                           -------          -------              -------          -------

Net income (loss)                                            ($664)            $108                ($859)         ($4,277)
                                                           =======          =======              =======          =======


Net income (loss) per share                                 ($0.08)           $0.01               ($0.10)          ($0.52)
                                                           =======          =======              =======          =======

Weighted average common
  shares and equivalents                                     8,732            8,456                8,961            8,192
                                                           =======          =======              =======          =======



The accompanying notes are an integral part of these condensed financial statements


                           Asante Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)



                                                             Nine months ended
                                                           --------------------
                                                            6/29/96     7/1/95
                                                           ---------   --------


Cash flows from operating activities:
  Net loss                                                    ($859)    ($4,277)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization                               820         891
    Write-off of purchased technology                          -            289
  Net changes in operating assets and liabilities:
    Accounts receivable                                         376       7,019
    Receivable from stockholder                                  50        (147)
    Inventory                                                (1,217)        367
    Prepaid and other current assets                          1,794        (980)
    Accounts payable                                          1,909      (2,148)
    Payable to stockholder                                     (217)       (220)
    Income taxes payable and accrued expenses                  (428)       (276)
                                                           ---------   --------

Net cash provided by operating activities                     2,228         518
                                                           ---------   --------

Cash flows from investing activities:
  Purchases of property and equipment                          (882)       (223)
  Maturities of marketable securities                         1,700       1,700
  Other assets                                                 (294)       (130)
                                                           ---------   --------

Net cash provided by investing activities                       524       1,347
                                                           ---------   --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    554         875
  Principal payments under capital lease obligations            (37)        (45)
                                                           ---------   --------

Net cash provided by financing activities                       517         830
                                                           ---------   --------

Net increase in cash and and cash equivalents                 3,269       2,695
Cash and cash equivalents, beginning of period               10,371       6,040
                                                           ---------   --------

Cash and cash equivalents, end of period                   $ 13,640    $  8,735
                                                           =========   ========


Supplemental  disclosures of cash flow information:
  Cash paid (refunded) during period for:

    Interest                                               $     10    $     20
                                                           =========   ========

    Income taxes                                           ($ 1,835)   $    775
                                                           =========   ========


The accompanying notes are an integral part of these condensed financial statements

                            ASANTE TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)


1.  Interim Condensed Financial Statements

The condensed unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Financial Statements and Notes thereto included in the Company's 1995 Annual Report on Form 10-K. The condensed results of operations for the period ended June 29, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1996. The September 30, 1995 balance sheet was derived from the audited annual financial statements of the Company.


2.  Net Income (Loss) Per Share

Net income (loss) per share is computed using the average number of common and common equivalent shares ("weighted average shares") outstanding during the period. Common equivalent shares include Common Stock and the dilutive effects of stock options outstanding during the period using the treasury stock method, except when antidilutive.


3.  Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:


                                                    6/29/96    9/30/95
                                                    -------    -------
                                                        (in thousands)

          Raw materials and component parts          $3,577     $4,081
          Work-in-process                               977        485
          Finished goods                              3,672      2,443
                                                     ------     ------
                                                     $8,226     $7,009
                                                     ======     ======

4.  Bank Borrowings

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate plus 1/4%. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. At June 29, 1996, due to the loss reported in the third quarter of fiscal 1996, the Company was not in compliance with the covenant pertaining to quarterly profitability. The Company has sought a waiver from its bank for this non-compliance, which the Company expects to receive. The line of credit expires February 1, 1997. As of June 29, 1996, there were no borrowings under the line of credit.


5.  Income Tax Benefit

The Company has not recorded an income tax benefit for the quarter ending June 29, 1996 due to the uncertainty of the impact of future operating results on the Company's accumulated tax benefit. The Company has recorded an income tax benefit of $0.1 million for the first nine months ended June 29, 1996, which it believes is recoverable for federal tax purposes based on carryback potential against taxes paid previously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks set forth from time to time in the company's SEC reports, including this report on Form 10-Q for the quarter ended June 29, 1996. Actual results may vary significantly.

Results of Operations

Net sales for the third quarter of fiscal 1996 were $16.1 million, an increase of 12% from net sales of $14.4 million for the third quarter of fiscal 1995. Net sales for the first nine months of fiscal 1996 increased by 7% to $47.4 million compared to $44.1 million in the first nine months of fiscal 1995. These increases were due primarily to increased unit sales of the Company's network systems products in 1996. The increase in the third quarter of 1996 was partially offset by reduced revenues due to shortages in certain of the Company's products and by reduced sales for certain of the Company's network card products. The shortages were a result of production delays at some of the Company's suppliers. The Company expects these problems to be resolved during the fourth quarter.

As a percentage of sales, network systems increased to 52% in the third quarter of 1996 compared to 39% in the third quarter of 1995. This continuing increase in sales of network systems products and corresponding decline in the sales of client access products reflects the Company's focus on marketing a greater number of network system products, Apple Computer's continuing incorporation of Ethernet connectivity into many of its products, and declining demand for Apple Computer's products.

The Company reported a loss in the third quarter due to increased sales and marketing expenses, and, to a lesser extent, increased research and development expenses. These expenses resulted from the Company's efforts to increase its market share in the PC-compatible and Fast Ethernet markets and to increase its sales of all of its products. The Company expects the sales and marketing expenses to decrease in the future and the research and development expenses to increase.

Sales outside the United States accounted for approximately 20% of net sales for the third quarter of fiscal 1996 and 27% for the first nine months of 1996. These percentages compare to 28% of net sales for the third quarter of fiscal 1995 and 33% for the first nine months of 1995. This decline in sales outside the U.S., which may continue into future quarters, was due to a diminished market share in Europe relating to the Company's delay in meeting new CE certification regulations for its European products in the second quarter.

The Company's gross profit as a percentage of net sales increased to 41% in the third quarter of fiscal 1996 from 39% in the third quarter of fiscal 1995. This increase was due to a higher proportion of sales of products with higher gross margins in the third quarter of 1996. For the first nine months of 1996, the gross profit percentage increased to 40% from 30% in the first nine months of 1995. Gross margin for the first nine months of 1995 was affected by several factors, including a charge of $1.5 million for reserves for inventory obsolescence made in the second quarter, sales of certain obsolete products at low margin, and a $0.6 million higher charge for price protection.

Sales and marketing expenses increased by $1.1 million in the third quarter of 1996 compared to the third quarter of 1995 and increased by $0.8 million in the first nine months of 1996 compared to the first nine months of 1995. As a percentage of sales, these expenses were 32% in the third quarter of 1996 and 30% in the first nine months of 1996, compared with 28% and 30% in the third quarter and first nine months of 1995, respectively. The increased spending in the third quarter was due primarily to increased advertising, trade show activities, added direct sales employees, and certain other operating expenses. The company expects these expenses to decrease slightly in the fourth quarter.

Research and development expenses increased by $0.5 million in the third quarter of 1996 compared to the third quarter of 1995 and increased by $0.9 million in the first nine months of 1996 compared to first nine months of 1995. As a percentage of net sales, these expenses were 9% for both the third quarter and the first nine months of 1996, compared with 7% and 8% for the third quarter and first nine months of 1995, respectively. These increases were due to increases in prototype materials, non-recurring engineering expenses, and outside consulting. The higher activity in these areas resulted from increased product development for Fast Ethernet hubs, switches, and related software design. The company expects that future spending on research and development will increase.

General and administrative expenses increased by $0.1 million, or 16% in the third quarter of 1996 compared to the third quarter of 1995 and decreased by $1.1 million, or 33% in the first nine months of 1996 compared to the first nine months of 1995. As a percentage of net sales, these expenses were 5% for both the third quarter and first nine months of 1996 as compared with 5% and 7% for the third quarter and first nine months of 1995, respectively. The decrease in general and administrative expenses in 1996 is primarily related to lower legal expenses, offset by slightly higher payroll related expenses. In September 1995, the Company entered into a settlement agreement concerning the class action lawsuits. As a result, the level of associated legal proceedings was substantially reduced in 1996. General and administrative expenses are expected to remain flat or decrease slightly in the fourth quarter.

Factors Affecting Future Operating Results

A significant portion of the Company's revenues are related to sales of Apple's Macintosh computers. Apple has recently announced significant operating losses and a management reorganization. Any adverse effect on sales of Macintosh computers would affect sales of the Company's products.

In fiscal 1995 and the first nine months of 1996, the Company increased its focus on its Fast Ethernet network products and the IBM PC-compatible market in order to gain market share. Competition in these markets is intense and includes several companies that have significantly greater resources, enjoy broader brand name recognition and market share than the Company. As such, there can be no assurance the Company will be successful in penetrating the PC-compatible market or achieve a material portion of the Fast Ethernet market.

The Company has focused its research and development activities on introducing future products and adopting the new 100 Mbps standard in Ethernet networking (100BASE-T, or "Fast Ethernet"), which enables users to conduct high speed LAN data transmission. In addition, the Company is also focusing on the research and development of more switching products which the Company believes is a large growth market. In that regard, the Company's future operating results are somewhat dependent on the market acceptance and rate of adoption of this technology, and on the Company's ability to bring more switching products into the market.


Liquidity and Capital Resources

At June 29, 1996, the Company had approximately $13.6 million of cash on hand, and working capital of $23.9 million.

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate plus 1/4%. The line of credit expires February 1, 1997. As of June 29, 1996, there were no borrowings under the line of credit. See note 4 of the Notes to Condensed Financial Statements.

The Company believes that its current cash, bank line of credit, and cash expected to be generated from operations will be sufficient to fund its operations and meet capital requirements through fiscal 1996.

                           PART II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a.)     Exhibits:

                  27       Financial Data Schedule

         (b.)     Reports on Form 8-K:      None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1996       ASANTE TECHNOLOGIES, INC.
                                   (Registrant)


                            By:     /s/ R. A. Sheffield
                               ------------------------------------
                                        R. A. Sheffield
                                 Vice President, Finance and
                                    Chief Financial Officer
                           (Authorized Officer and Principal Financial Officer)