Form 10-K
period 1996-09-28
ASANTE TECHNOLOGIES INC
filed 1996-12-24
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 28, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-22632

                         ------------------------------

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      77-0200286
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                                  821 Fox Lane
                           San Jose, California 95131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 435-8388

                         ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO
                                          ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 5, 1996 as reported on the Nasdaq National Market, was approximately $47,788,000. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of December 5, 1996, the Registrant had 8,890,742 shares of Common Stock outstanding.
                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on February 25, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS


                                                                        Page of
                                                                        Report
                                     PART I

ITEM 1.       BUSINESS                                                      3

ITEM 2.       PROPERTIES                                                   13

ITEM 3.       LEGAL PROCEEDINGS                                            13

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14


                                 PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS                                  16

ITEM 6.       SELECTED FINANCIAL DATA                                      17

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                18

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  24

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING FINANCIAL DISCLOSURE                              39


                                PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           40
ITEM 11.      EXECUTIVE COMPENSATION                                       40

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                               40

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               40


                                 PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K                                          41

SIGNATURES                                                                 44

                                     PART I

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. Actual results may vary significantly.

ITEM 1.       BUSINESS

Asante Technologies, Inc. ("Asante" or the "Company"), founded in 1988, designs, manufactures and markets high-performance computer networking products that address networking requirements at the departmental and workgroup level within corporations and small businesses. The Company sells its products primarily through distributors and supports this distribution channel with marketing and promotional programs and a network of direct sales and service personnel.

There are four trends in computer networking that affect the Company's business:
1) the adoption of switched Ethernet technology, 2) the adoption of Fast Ethernet products, 3) the use of "Intranet" software technology in corporate local area networks, and 4) the gains in market share of Microsoft Windows NTR.

The first trend is the growth in commercialization and adoption of Ethernet switching technology as an alternative to traditional shared Ethernet technologies. Initially, switching products were used primarily within larger companies that were the first to experience congestion in their traditional network architectures. More recently, adoption of switching technology has spread to smaller companies. Furthermore, many companies are deploying switching at all layers of the network: in the local area network ("LAN") backbone, in server groups, at the workgroup level, and in direct connections to desktop PCs. The Company introduced several new switching products in 1996 and is continuing to focus research and development resources on the development of additional switching products.

Despite the move to switching among the more sophisticated sectors of the networking market, the demand for low cost 10Mbps Ethernet technology from more price-sensitive customers has continued to grow. This trend is particularly strong in the kindergarten through grade 12 education market in which the Company has a strong reputation and product name recognition. The adoption by schools of wide area links to the worldwide internet has led to the use of low cost 10Mbps shared technology for their local area networks. Schools connecting to the internet for the first time find that they need to install an Ethernet LAN and they have favored low cost 10Mbps solutions. The Company continues to hold a competitive position in the market for 10Mbps shared hubs, and will continue to deploy research and development and cost reduction engineering resources to its 10Mbps product line to maintain competitiveness in this market.

The second trend is the adoption of Fast Ethernet (100Mbps) technology. The users of this technology are in two very different sectors of the market: large corporations seeking a solution to congestion at the "top" of their networks, and those using specific vertical applications such as publishing, pre-press, imaging and multimedia who routinely transfer very large files across their networks.

The Company offers a wide range of 100Mbps Fast Ethernet shared hubs and cards, and anticipates introducing 100Mbps switching products next year. Its Fast Ethernet products are differentiated from those of the Company's competitors through software utilities that significantly improve the overall performance of a Fast Ethernet networking solution. In 1996, the Company introduced NetDoublerTM, which optimizes Fast Ethernet performance. The Company has ported NetDoubler to Windows NT and will update this product in the near future. The Company has also entered into technology licensing agreements with several other companies that offer networking software solutions. As these companies incorporate NetDoubler into their server software, the Company anticipates that the demand for its desktop portion of the NetDoubler solution will increase, and in turn, the demand for its NetDoubler-enabled cards and Fast Ethernet hubs will also increase.

The third trend affecting the market for local area networking equipment is the rapid adoption of internet software for internal corporate networks. The resulting "Intranets" are based on web servers and web browser technology. This technology is easily deployed and the development tools offer large gains in programmer productivity. This has caused growth in both the development of in-house corporate applications based on Intranet technology, and efforts by standard product software companies to develop products based on this same technology. Many corporations view Intranet software technology as a cost-effective alternative to traditional client-server software architectures.

The fourth trend in the local area networking market is the reported growth in sales and market share for the Microsoft Windows NT operating system. The low installation and maintenance cost, scalability, and compatibility with desktop versions of Windows have made Windows NT an effective solution for servers in corporations.

In response to these last two trends, the Company has developed a Windows NT-based server software product called IntraSpectionTM that allows networks to be managed by any web browser, thus facilitating the use of Intranet technology and Windows NT for network management solutions. By using IntraSpection for Window NT and Intranet technology, customers may reduce their network management costs since Windows NT is a much lower cost platform than the Unix platforms used for most of the major network platforms. In addition, Intranet software tools offer higher programmer productivity, thus allowing customers to customize the IntraSpection system inexpensively, and IntraSpection allows the customer to manage all of its network resources using only one system, thus decreasing network management costs.

The Company continues to sell Ethernet and Fast Ethernet adapters to customers who use Apple Macintosh computers. The Company historically has been heavily associated with, and therefore had a dependence on, selling products into the Apple after-market. While the Company currently designs its products to work on all computer platforms and does not rely on new Apple product introductions, a large portion of its sales in the near term are expected to be related to Apple products. Any material decrease in sales of Macintoshes or other developments adversely affecting Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company is dependent on new products, specifically in the switch and Fast Ethernet areas. Delays in bringing new products to market would have a material adverse effect on the Company's financial results and condition.

The Company's success will depend in part on its ability to accurately forecast its future sales due to the lead time required to order components and assemble products. If the Company's product sales forecasts are below actual product demand, there may be delays in fulfilling product orders and consequently, the Company could lose current and future sales to competitors. Alternatively, if the Company's product sales forecasts are above actual product demand, this may result in excess orders of components or assembled products and a build up in inventory which would adversely affect working capital.

Industry Segment Information

Asante operates in one industry as described above.


Products

Switch Products
Asante's switch family includes four workgroup switches for small- to medium-sized networks. The Asante 5216 Switch is a high-performance 16-port segmentation switch with two 100BASE-TX "fat pipes" for high-speed connections to servers or backbones. This product helps solve LAN congestion problems by increasing aggregate bandwidth by up to 16 times for a total of 360Mbps. The 5216xp Switch offers the same port configuration as the 5216 switch, but with two additional expansion slots for 100BASE-TX, 100BASE-FX, or FDDI (single or dual attach station) modules. These modules can be utilized in any combination or individually as needed. The ReadySwitch 5104 and 5104 FX are smaller four-port Ethernet switches offering a single Fast Ethernet uplink for networks with high demand for server access. The 5104 FX includes a 100BASE-FX fiber optic port, providing a long-distance backbone connection of up to two kilometers.

100BASE-T (Fast Ethernet) Systems
The Asante Fast 100 Hub is a 100BASE-TX hub providing ten times the performance of 10Mbps Ethernet and is targeted for bandwidth intensive graphic, multimedia, and mission-critical applications. The 12-port version has a stackable architecture that supports up to 180 ports and comes in intelligent and non-intelligent configurations. The 6-port version is non-intelligent and comes in a non-stackable form. Features include auto-negotiation for seamless integration of existing 10BASE-T with new 100BASE-T systems. The Asante Fast 100 Hub works with all personal computers equipped with a 100Mbps adapter, and supports Windows 95TM, Windows NTTM, Novell NetWareTM, Banyan VINESTM, and other popular network operating systems.

The Asante Fast 10/100 Bridge integrates 100Mbps Fast Ethernet workgroups into existing 10Mbps networks by segmenting network traffic through the use of filtering and forwarding data packets. It is compatible with any 100BASE-TX Fast Ethernet hub and includes auto-negotiation, LEDs for network performance indication, and supports the network operating systems mentioned above.

The Asante Fast 100 Management Module provides network management of Fast Ethernet and 10BASE-T networks in order to determine network performance, traffic bottlenecks, collisions and other vital signs. The Management Module fully integrates with the Asante Fast 100 Hub shared backplane with a key-sized expansion card so that it snaps on top of the hub eliminating the need for external cabling. The module's built-in simple network management protocol ("SNMP") support enables the interconnected hub stack to be managed as a single logical repeater and controlled from any workstation running AsanteView network management software or from any SNMP-compatible or Telnet console.

10BASE-T Systems.
The NetStackerTM is a dual-slot, two-segment, intelligent Ethernet concentrator that gives the user the flexibility of a multi-slot chassis with the convenience of a stackable hub. Up to three NetStacker units can be snapped together to support up to 72 users via 10BASE-T connections. Each chassis accommodates two multi-port repeater modules for 10BASE-T, 10BASE-2 and 10BASE-F Ethernet connectivity. A two-port Ethernet bridge module may be installed in any available chassis slot to segment and isolate network traffic. The NetStacker is also available with an SNMP-based network management module and is manageable with IntraSpection and AsanteViewTM Network Management software.

The AsanteHub 2072, an expandable, seven-slot, chassis-based, 72-port intelligent hub offers departmental network managers enterprise-level features at a departmental price. It has a seven-slot architecture that allows the addition of a variety of multi-port repeater modules (10BASE-T, 10BASE-2 and 10BASE-F), a bridge module and an SNMP-based network management module. Network growth can be accommodated simply, inexpensively and on an as-needed basis by inserting new modules. A dual segment backplane allows the network manager to create two completely separate networks within the AsanteHub 2072's chassis to segment traffic and optimize network efficiency. When combined with AsanteView network management software, this hub provides centralized management and diagnosis and can be operated both locally and remotely to configure, control and set alarms for the hub from a personal computer. The Company also offers dual redundant power supplies for the AsanteHub 2072 for fault-tolerant applications.

The 10T Hub/8, /12, /24 and BNC Hub/6 are a family of inexpensive, non-intelligent Ethernet hubs for connecting personal computers, workstations (including UNIX), network printers and other network resources to an Ethernet network. These systems are used for creating small networks or extensions to existing networks. They allow network managers to use economical unshielded twisted pair (UTP) telephone wire instead of coaxial cable to set up their LANs, and support all major network operating systems and hardware configurations.

Software Products
Asante currently offers two network management options. IntraSpection is the Company's new Web-based network management program, providing users with customized management solutions and support for every SNMP-based network device on the market. IntraSpection's customized support is available through Asante plug-in Personality Modules that are sold as additions to the basic IntraSpection software. Furthermore, because IntraSpection allows for programming in HTML and Java instead of the customary C++, network managers can quickly create customized management modules on their own, a capability previously not available in the networking industry. The basic IntraSpection software is available at no cost to everyone via the Company's internet site at www.asante.com. The Company has a patent pending on the IntraSpection software technology.

AsanteView is the Company's proprietary network management software that operates with the SNMP protocol. Using AsanteView with an AsanteHub 1016, NetStacker or 2072, a network manager can monitor and control the network. AsanteView enables the manager to gather network statistics, monitor network performance, pinpoint bottlenecks and errors and optimize network performance. The graphical user interface conveys network information at a glance. AsanteView offers both local and remote capabilities and permits management of up to twelve Asante hubs at the same time from a single management station.

Asante has developed multiple versions of its network acceleration software, NetDoubler. Providing a high-performance solution for publishing and pre-press networks when combined with Asante switched and Fast Ethernet products NetDoubler runs on Macintosh computers and most popular servers. The Company has a patent pending for its acceleration software technology.

Client Access Adapter Products
The Company offers a broad family of adapters that connect personal computers and high performance servers directly to 10BASE-T and 100BASE-T Ethernet networks.

Fast Ethernet Adapters. The Asante Fast 10/100 Adapter provides all-in-one compatibility to 10BASE-T and 100BASE-TX Ethernet networks for personal computers utilizing standard PCI bus architecture. The product plugs into the PCI slot of the computer and automatically configures itself to the system. It utilizes an "auto-negotiating" feature that senses whether the network hub speed is 10Mbps or 100Mbps and sets the adapter speed accordingly. As such, the product allows the customer to migrate from the existing 10BASE-T network to a new Fast Ethernet network. The Asante Fast 10/100 has four LED lights to assist with trouble shooting and to indicate connection speed, link integrity and data traffic.

Adapter Cards for IBM-compatible personal computers. The Company's EtherPaCTM line of 10BASE-T Ethernet client access products consists of nine different cards, which support either ISA, EISA or MCA buses. All cards support Novell NetWare, Windows NT, and other popular network operating systems and protocols.

Adapter Cards for Macintosh Computers. The Company sells an Ethernet adapter card and transceiver product line supporting all Macintosh platforms and all Ethernet cabling options. The Company also offers AsantePrint which allows older printers to be connected to 10Mbps networks.


Marketing and Distribution

The Company markets its products through multiple channels including two-tier distribution and direct sales to the end-user, value-added resellers (VARs), system integrators and original equipment manufacturers (OEMs). Asante's major distributors are leading wholesale distributors of computer products in North America. To supplement the efforts of these distributors overseas, the Company has appointed international distributors for specific territories. All of the Company's distributors are appointed on a nonexclusive basis.

Asante also sells its client access and network system products directly to university and educational institutions to take advantage of the significant penetration of the Company's products in these markets. Beginning in fiscal 1996, the Company expanded its effort to sell more products to OEM customers. The

Company expects to enter into agreements in fiscal 1997 with larger OEM customers, although there can be no assurance that such agreements will be attained.

Sales to customers outside the United States accounted for approximately 23%, 28% and 22% of the Company's net sales in fiscal years 1996, 1995, and 1994, respectively. All sales to international customers are denominated in U.S. dollars. The Company expects that international sales will continue to represent a significant portion of its net sales. Accordingly, the Company's operating results are subject to the risks inherent in international transactions, including changes in regulatory requirements, exchange rate fluctuations that may make the Company's products more expensive to non-U.S. purchasers, tariffs or other barriers.

The Company believes that it has good relationships with its distributors and intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates, and promotes its products and builds brand name recognition by extensive trade advertising, participation in industry trade shows, and other marketing efforts. As of September 28, 1996, the Company supported the sales efforts of its distributors with 65 direct sales related employees located throughout the United States who promote the Company's products within assigned territories, and two outside sales representatives.

The Company's agreements with its distributors can generally be terminated after an initial term of one year or on short notice without cause, and do not provide for minimum purchase commitments or preclude the distributors from offering products that compete with those offered by the Company.

The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides certain price protection to its distributors. Although the Company provides reserves for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's reserves will adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. A reduction in the sales effort by any of the Company's major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

In fiscal 1995, the Company changed its limited warranty policy to cover all products for the life of the product. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a lifetime warranty. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations.

Rights under Company warranties is limited to the Company's rights to repair or replace the defective product. The Company attempts to further limit its liability to end-users through disclaimers of special, consequential and indirect damages and similar provisions in its end-user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.


Backlog

The Company generally ships products shortly after orders are received and consequently maintains very little backlog. Accordingly, the Company does not believe that its backlog as of any particular date is indicative of future sales.


Engineering and Product Development

The markets for the Company's client access and network system products continue to be characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Asante believes that maintaining its position in the Macintosh connectivity market and expanding its presence in the IBM PC-compatible market requires continuing investment to develop new products, enhance existing products and reduce manufacturing costs.

As of September 28, 1996, the Company had 41 employees engaged in engineering and product development. During the fiscal years ended September 28, 1996, September 30, 1995, and September 30, 1994, the Company's engineering and product development expenses were approximately $6.2 million, $4.5 million and $5.5 million, respectively.

The Company's believes its future success will depend upon its ability to enhance and expand its existing product offerings and to develop in a timely manner new products that achieve rapid market acceptance. Substantially all of the Company's products are designed to provide connectivity to Ethernet LANs. If the Company is unable for technological or other reasons to modify its products or develop new products to support Fast Ethernet or Switched Ethernet technology, or if Ethernet's importance declines as a result of alternative technologies, the Company's business, financial condition and results of operations would be materially and adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhanced or new products in a timely manner, that those products will gain market acceptance, or that the Company will be able to respond effectively to technological changes or new industry standards.


Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products and testing and performing quality control of certain materials, components, subassemblies and systems. The Company does not manufacture any of the materials or components used in its products, and performs only limited assembly of some products. The Company subcontracts substantially all of the assembly of its products through a related party, Orient Semiconductor Electronics, Ltd. ("OSE"), a semiconductor and printed circuit board assembler based in Taiwan, and through several other subcontractors and manufacturers based in California and Taiwan. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to poor workmanship have not been material. See Note 5 of Notes to Financial Statements.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 1996, the Company purchased $17.9 million of goods from OSE. The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experience financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company, or otherwise fail to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing supply through alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs. The Company does not have a long-term supply agreement with any of its suppliers. The Company believes that certain key components remain in short supply, and from time to time receives only limited allocations of these products which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on OSE and subcontractors to procure many of the components used in the Company's products. Procurement and stocking of components and subassemblies is done by these subcontractors based on the Company's purchase orders. If the Company, OSE or other subcontractors are unable to obtain sufficient supplies of components or develop alternative sources, delays or reductions in product shipments could result, which would materially and adversely affect the Company's business, financial condition and results of operations and damage the Company's relationships with its customers.

Competition

The markets for the Company's products are highly competitive, and the Company believes that such competition will intensify. Competitive factors in the Company's markets are continuing declines in average selling prices, coupled with improvements in product features and performance. The Company expects such trends will continue.

In the mainstream market, the Company competes with Cisco Systems, Bay Networks, 3Com, and many smaller companies. Competition from these and other companies, including new entrants, is expected to intensify, particularly in the departmental users market. Many of the Company's competitors in this market are more established, enjoy significant name recognition and possess far greater financial, technological and marketing resources than the Company.

The Company believes the principal competitive factors in the departmental connectivity market are brand name recognition, value for price, breadth of product line, technical features, ease of product use, reliability, customer support and the ability to develop and introduce new or enhanced products rapidly. The Company believes that it currently competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future against current or future competitors, or that it will be able to adapt successfully to changes in the market for its products. The Company's inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on the Company's business, financial condition and results of operations.

In the Macintosh client access market, Apple develops and markets products that compete directly with certain of the Company's client access products. The Company also competes with a number of other companies in this market. Apple provides Ethernet connectivity in its computers which has adversely affected sales of the Company's client access products. The Company also relies on an informal working relationship with Apple in connection with the Company's product development efforts. Apple is likely to continue to introduce competitive products, and has significantly greater financial, marketing and technical resources than the Company. Furthermore, no assurance can be given that Apple will not pursue a more aggressive strategy with respect to competitive products, increase the availability of Ethernet on the motherboard of its computers or in other ways attempt to make the sale of add-on products by third party developers and vendors such as the Company more difficult. If Apple takes any of such actions, the Company's business, financial condition and results of operations would be materially and adversely affected. See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company expects that a growing portion of the Company's sales will represent products sold to OEMs. While the Company's OEM sales were previously made to smaller OEMs, the Company has recently pursued, and will continue to pursue, additional OEM agreements with larger companies. There can be no assurance that existing OEM agreements will continue or that new agreements will be attained. In addition, since the Company intends to seek additional large product volume arrangements, the loss of a single large OEM customer or several smaller OEM customers would have a material adverse effect on the Company's revenues.

A significant percentage of the Company's sales in fiscal 1996 were derived from products designed for use with Macintosh computers. Sales of these products as a percentage of total Company revenue have steadily declined over the last several years due to Apple's competition in the Company's adapter card market and Apple's decline in market share. However the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.


Proprietary Rights

The Company has received in the past and may receive in the future communications from third parties asserting intellectual property claims against the Company. For example, a claim made against the Company by Bay Networks (formerly SynOptics Communications) in fiscal 1994 required the Company to devote significant resources to defend against the claim. Claims made in the future could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties or requests for indemnification against such infringement. There can be no assurance that any claim will not result in litigation, which could involve significant expense to the Company. If the Company is required or deems it appropriate to obtain a license relating to one or more products or future technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights in its products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's technology is difficult, and there can be no assurance that the measures being taken by the Company will be successful. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States. See Item 3: Legal Proceedings.


Employees

As of September 28, 1996, the Company had 197 employees, including 41 in engineering and product development, 44 in manufacturing operations, 79 in marketing, sales and support services, and 33 in corporate administration.

During fiscal 1996, the Company appointed a new Chief Financial Officer and a new Vice President of Sales. The Company's future success will depend on the effectiveness of its executive officers in their new roles. In November 1996, the Company appointed a new Vice President of Engineering.

The Company's success also depends to a significant extent upon the contributions of other key sales, marketing, engineering and manufacturing employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees is subject to a non-competition agreement with the Company. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

None of the Company's employees is represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has never had any employee strike or work stoppage and considers its relations with its employees to be good.


ITEM 2.       PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies this facility under a lease that expires in September 1997 and provides for two options to extend the lease for up to an additional two and five years, respectively; during fiscal 1996, the Company exercised its option to extend the lease for an additional two years. The Company leases sales offices in Southern California, Colorado, North Carolina, Utah, Washington, Taiwan, England and Japan. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. See Note 8 of Notes to Financial Statements.


ITEM 3.       LEGAL PROCEEDINGS

In November 1994, the Company reached an agreement with SynOptics Communications, Inc. (now Bay Networks, Inc.) to settle the complaint brought by SynOptics against the Company for patent and copyright infringement, and misappropriation of trade secrets. The terms of the settlement did not have a material impact on the Company's financial condition or results of operations.

In July and August of 1994, several complaints were filed against the Company and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging violations of federal securities laws. The lawsuits, which purport to be class actions brought on behalf of all purchasers of the Company's stock during the period from December 10, 1993 through July 11, 1994, were consolidated and plaintiffs filed a consolidated, amended class action complaint on October 21, 1994. In September 1995, the Company entered into an agreement in principle to settle the suit with the establishment of a settlement fund of $2.6 million. The Company contributed $520,000, with the remainder funded by the Company's insurance. On November 18, 1996, the Court entered an order finally approving the settlement and dismissing the action against all defendants with prejudice. See Note 9 of Notes to Financial Statements.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States Letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has not yet filed a response to the Complaint, and no discovery has been taken. The Company intends to defend the action vigorously.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of November 20, 1996 and certain information regarding each of them are as follows:

       Name              Age          Position with the Company
       ----              ---          -------------------------
Jeff Yuan-Kai Lin        45      President and Chief Executive Officer
Wilson Wong              49      Vice President and General Manager
James Cansler            49      Vice President of Sales
Tommy Leung              53      Vice President of Engineering
William Leung            56      Vice President of Operations
Robert Sheffield         47      Vice President of Finance,
                                 Chief Financial Officer, and Secretary
Paul Smith               38      Vice President of Marketing
Philip Wang              52      Vice President of Engineering


Mr. Lin co-founded the Company in 1988 and currently serves as President, Chief Executive officer and Co-Chairman of the Board of Directors. From 1993 through 1994, he served as Vice President, General Manager of Network Systems Business. From 1991 to 1993, he served as the Company's Chairman of the Board of Directors and Chief Operating Officer. From 1988 to 1991, Mr. Lin served as the Company's Vice President of Operations and Engineering, Chief Financial Officer and Secretary.

Mr. Wong co-founded the Company in 1988 and currently is Vice President and General Manager and Co-Chairman of the Board of Directors. From 1993 to 1994, he served as Vice President and General Manager for the Company's client access products. From 1988 to 1993, he served as the Company's President and Chief Executive Officer.

Mr.  Cansler  joined  the  Company in March  1996 and  currently  serves as Vice
President of Sales. From 1993 to 1995 he was Vice President of Sales and Marketing for the systems division of National Semiconductor Corporation. During 1993, and from 1991 to 1993, he served as Chief Executive Officer and Vice President of Marketing and Sales, respectively, of SysKonnect, Inc.

Mr. Tommy Leung has served as Vice President of Engineering since November 1996 when Mr. Wang resigned. He joined the Company in March 1994 and served in various capacities including Director of Client Access Engineering, Vice President of Client Access Engineering and Vice President of Technology. From 1989 to 1994 he was Chief Executive Officer of Datatrek Corporation., which was purchased by Asante. Mr. Tommy Leung is not related to Mr. William Leung.

Mr. William Leung joined the Company in August 1995 as Vice President of Operations. From December 1987 to August 1995, he was President and Chief Executive Officer of Cache Computers, Inc., a manufacturer of mother boards for personal computers. Mr. William Leung is not related to Mr. Tommy Leung.

Mr. Sheffield joined the Company in March 1996 and currently serves as Vice President of Finance, Chief Financial Officer, and Secretary. From 1994 to 1995 he served as Vice President of Business Development for Time Warner Interactive/Atari Games Corporation. From 1989 to 1994 he served as Vice President of Finance and Chief Financial Officer of Time Warner Interactive/Atari Games Corporation.

Mr. Smith joined the Company in May 1995 as Vice President of Marketing. From 1994 to 1995 he was Chairman and Chief Executive Officer of Holosoft, Inc., a developer of application software for Personal Digital Assistants. Mr. Smith continues as Chairman of Holosoft. From 1993 to 1994, he was Vice President of Product Development and Manufacturing at Virtual Microsystems, Inc., a manufacturer of high performance CD-ROM servers and internet access devices. From 1988 to 1993 he held senior management positions including Vice President of Marketing at Proxim, Inc., a manufacturer of wireless networking devices.

Mr. Wang joined the Company in January 1995 as Vice President of Engineering. From 1990 to 1995, he was President and Chief Technology Officer of Network Application Technology, Inc., a manufacturer of computer inter-networking equipment that he founded. Mr. Wang resigned from his position with the Company in November 1996.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market under the trading symbol ASNT for the Company's last two fiscal years.

Fiscal 1996                          High                      Low
--------------------------------------------------------------------
First quarter                       14 1/2                    7 7/8
Second Quarter                       8 1/8                    5 7/8
Third quarter                        9 1/4                    5 1/8
Fourth quarter                       7 1/4                    5 1/8


Fiscal 1995                          High                      Low
--------------------------------------------------------------------
First quarter                        5 1/2                    4
Second Quarter                       5 3/8                    3 7/8
Third quarter                        5 1/8                    3 1/8
Fourth quarter                       8 1/4                    4 1/4


As of December 5, 1996, there were 120 stockholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future. The Company's bank line of credit restricts the Company from declaring any dividends on the Common Stock. See Note 4 of Notes to Financial Statements.

Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties as well as quarterly variations in the Company's anticipated or actual results of operations and market conditions in high technology industries generally, may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market has on occasion experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 6.                                                SELECTED FINANCIAL DATA
                                                (in thousands, except per share data)

Statement of Operations Data:                                                                    Year ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                       9/28/96       9/30/95       9/30/94      9/30/93      9/30/92
                                                                       -------       -------       -------      -------      -------
Net sales                                                             $ 66,990      $ 60,884      $ 79,941     $ 67,283     $ 47,501

Income (loss) from operations                                         $ (1,338)     $ (6,324)     $  1,818     $  4,093     $  3,455

Net income (loss)                                                     $   (457)     $ (3,705)     $  1,125     $  2,101     $  1,826

Net income (loss) per share                                           $  (0.05)     $  (0.45)     $   0.13     $   0.29     $   0.27


Balance Sheet Data:                                                                              Year ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                       9/28/96       9/30/95       9/30/94      9/30/93      9/30/92
                                                                       -------       -------       -------      -------      -------
Total assets                                                           $39,966       $36,767       $40,913      $29,417      $19,362

Mandatorily redeemable
convertible preferred stock                                               --            --            --        $ 1,948      $ 1,948

Stockholders' equity                                                   $26,909       $26,119       $28,389      $ 6,383      $ 4,202


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. Actual results may vary significantly.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended September 28, 1996, and September 30, 1995 and 1994, respectively:

                                                                       1996             1995              1994
                                                                       ----             ----              ----

Net sales                                                             100.0%           100.0%            100.0%
Cost of sales                                                          60.0             67.2              63.0
                                                                      ------           -------            -----
Gross profit                                                           40.0             32.8              37.0
                                                                      ------           -------            -----
Operating expenses:
   Sales and marketing                                                 28.4             29.2              23.2
   Research and development                                             9.3              7.3               6.8
   General and administrative                                           4.3              6.6               4.7
                                                                      ------           -------            -----
     Total operating expenses                                          42.0             43.1              34.7
                                                                      ------           -------            -----
Income (loss) from operations                                          (2.0)           (10.3)              2.3
Interest and other income (expense), net                                0.9              0.4               0.1
                                                                      ------           -------            -----
Income (loss) before income taxes                                      (1.1)            (9.9)              2.4
Provision (benefit) for income taxes                                   (0.4)            (3.8)              1.0
                                                                      ------           -------            -----
Net income (loss)                                                     (0.7%)            (6.1%)             1.4%
                                                                      ======           =======            =====


The Company recorded a net loss for fiscal 1996 of $0.5 million, or ($0.05) per share compared to a net loss of $3.7 million, or ($0.45) per share, in fiscal 1995.


Net Sales

Net sales increased 10.0% to $67.0 million in fiscal 1996 from $60.9 million in 1995. Net sales were $79.9 million in 1994. The increase in sales from 1995 to 1996 was due primarily to increased shipments of the Company's Fast Ethernet and new switched products as well as its stackable and unmanaged hubs. This increase was partially offset by competitive pricing pressures and reduced shipments of the Company's 10T (10 Mbps) adapter cards due in part to Apple's incorporation of Ethernet connectivity into the motherboard of certain of its Macintosh and PowerBook computers.

Sales of network systems products increased 63.1% from approximately $21.4 million in 1995 to $34.9 million in 1996 due primarily to shipments of Fast Ethernet shared systems and the introduction of switching products into Asante's product line. Client access product sales declined from approximately $39.5 million in 1995 to $32.1 million in 1996, or 18.7%. Client access products are expected to constitute a smaller portion of the Company's total sales in the future.

During fiscal 1996, the Company expanded its line of Fast Ethernet (100Base-T, or 100 Mbps) products and introduced new software technology to complement the Fast Ethernet product line. The Company increased its sales force and devoted additional resources to its research and development projects. The Company continued to focus its efforts on certain vertical market segments where Fast Ethernet systems excel over standard Ethernet systems and concentrated on expanding its non-Macintosh market incrementally. Pricing continued to be under heavy competitive pressure and, in response, the Company continued a number of programs including discount programs, value added reseller programs, selling incentives, educational specific discounts, and announced several product price reductions during the year.

The decrease in sales from 1994 to 1995 was primarily due to a continuation of the competitive pressures including Apple Computer's incorporation of Ethernet connectivity into the motherboard of certain of its Macintosh and PowerBook computers. In addition to this and to competitive pressures leading to a continuing reduction in the average selling price of certain of the Company's products, the Company experienced a decrease in sales.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 23.1%, 28.3%, and 22.4% of net sales in fiscal 1996, 1995, and 1994, respectively. In the third quarter of 1996, the Company established a sales office in Japan, complementing its other international sales offices in the United Kingdom, Taiwan, and Canada. Despite this increased presence internationally, the Company experienced reductions in sales into Europe caused primarily by certain new product certification regulations that delayed the Company's ability to ship certain of its products into Europe in the second quarter of the year. As standards continue to evolve in Europe, the Company will be required to meet new specifications to allow for prompt delivery of products. The Company will continue to focus its efforts on increasing sales internationally over the next several quarters, but cannot be sure that its efforts will be successful.

The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. As such, the Company anticipates that the selling prices of its products will continue to decline. The Company makes significant ongoing efforts to decrease its manufacturing costs faster than related declines in selling prices. If the Company is unable to offset anticipated price declines in its products by reducing its manufacturing costs and by introducing new products that gain market acceptance, its business, financial condition and results of operations will be materially and adversely affected.

Gross Profit

The Company's gross profit as a percentage of net sales increased to 40.0% in fiscal 1996 from 32.8% in 1995, and 37.0% in 1994. This increase during fiscal 1996 was due primarily to improved management of production cycles and distribution channel inventory balances. The Company's gross profit percentage increase was partially offset during the year by charges against sales due to various pricing and marketing programs. The Company's gross profit percentage in the future will continue to be affected by competitive pricing pressures, the Company's ability to further reduce the cost of its products, and the Company's pursuit of certain OEM sales opportunities at lower margins.

The decrease in gross profit as a percentage of net sales from 1994 to 1995 was attributable to several factors including declines in the demand for certain of the Company's products. As a result, additional reserves for inventory obsolescence were made, resulting in a charge to cost of sales of approximately $1.5 million in 1995. Additional factors affecting the gross profit was a charge of $0.3 million related to previously purchased technology, charges related to price protection activity, and sales during the first half of 1995 of $1.1 million of slow-moving products at cost.


Sales and Marketing

Sales and marketing expenses increased by 6.9% to $19.0 million in fiscal 1996 from $17.8 million in 1995. The 1995 expenses decreased by 4.1% from $18.5 million in 1994. As a percentage of net sales, sales and marketing expenses were 28.4%, 29.2%, and 23.2% in fiscal years 1996, 1995, and 1994, respectively. In the fourth quarter of 1995, the Company increased its direct field staff organization in order to focus its sales strategy on penetrating the IBM compatible market in order to gain market share. As a result of the additional sales personnel and additional vertical market and PC-related marketing programs, the sales and marketing-related spending level in 1996 was higher in absolute dollars.

The decrease in sales and marketing expenses from 1994 to 1995 was primarily attributable to lower advertising costs, lower salary expense due to reduced headcount, and lower commissions due to lower net sales.

The Company expects that its sales and marketing expenses will increase slightly in 1997.


Research and Development

Research and development expenses increased by 39.2 % to $6.2 million in fiscal 1996 from $4.5 million in fiscal 1995. Research and development expenses were $5.5 million in 1994. As a percentage of net sales, research and development expenses were 9.3%, 7.3% and 6.8% in fiscal years 1996, 1995 and 1994, respectively. The $1.7 million increase in expenses from 1995 to 1996 resulted from the Company's decision to increase its research and development effort in order to bring more Fast Ethernet (100Base-T, or 100Mbps), switching, and software products to market. As a result, salaries and wages increased by $0.4 million due to an increase in engineering personnel, non-recurring engineering expense charges increased by $0.3 million, and other expenses, including spending for prototype materials, equipment purchases, and outside engineering consulting services, increased by approximately $0.4 million.

Research and development expenses decreased by $1.0 million from 1994 to 1995 due primarily to the Company's efforts to consolidate engineering projects and reduce operating expenses.

The Company expects that spending on research and development will increase in the future in order to support the development of new products incorporating the Fast Ethernet standard, switching technology, and cost reduction efforts pertaining to current products.


General and Administrative

General and administrative expenses decreased 28.1% to $2.9 million in fiscal 1996 from $4.0 million in fiscal 1995. General and administrative expenses were $3.7 million in 1994. As a percentage of net sales, general and administrative expenses were 4.3%, 6.6%, and 4.7% in fiscal years 1996, 1995, and 1994, respectively. The decrease in administrative expenses in 1996 was primarily due to the settlement and reduction in related defense litigation costs associated with the stockholders' class action suit (See Note 9 of Notes to Financial Statements) and lower salary and other wage related expenses due to Company's effort to control expenses.

The increase in general and administrative expenses from 1994 to 1995 was related primarily to litigation costs in connection with the aforementioned stockholders' class action suit, a one-time charge related to state sales tax audits, and increased consulting for services previously performed by former employees.

The Company expects that general and administrative expenses will increase slightly in 1997.


Income Taxes

The Company has accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for all periods. Under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In 1996, the Company incurred a loss before income taxes of approximately $733,000 resulting in an income tax benefit (tax loss carryback) of $276,000.

The Company has not recorded a valuation allowance against its deferred tax assets because management believes that it is more likely than not that its deferred tax assets will be realized. Realization is dependent on generating sufficient taxable income. The amount of deferred tax assets expected to be realized could be reduced in the near term, resulting in a charge to net income, if estimates of future taxable income in the carryforward period are reduced.

Factors Affecting Future Operating Results

The Company generally attempts to maintain very little backlog and to ship products shortly after orders are received. Most of the Company's net sales in any quarter therefore result from orders booked during that quarter. The Company commits to spending levels, including investing in advertising and promotional programs, based in part on expectations as to future net sales. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company's operating results will be adversely affected. Furthermore, although the Company was profitable in the fourth quarter of 1996, there can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis in the future.

In 1995, a coalition of more than one hundred companies (including Asante) supplying adapters, hubs, and other networking equipment developed a new standard for increasing the data transmission speed over Ethernet networks by ten-fold. This new standard (100BASE-T, or "Fast Ethernet") is expected to be adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this new standard, the Company recently focused its research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology.

The Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, general economic conditions, and economic conditions and seasonal purchasing patterns specific to the computer and networking industries.


Liquidity and Capital Resources

During 1996, the Company's operating activities provided cash of $0.9 million compared to net cash provided of $3.8 million in 1995. In 1994, operating activities used cash of $7.1 million which was provided by proceeds from the Company's initial public offering. During 1996, the increase in cash resulted from the increase in accounts payable and decrease in income tax receivable resulting from a 1995 loss carryback and was partially offset by the increase in accounts receivable, inventory, and the reduction in accounts payable to a major stockholder. The increase in cash provided from operations in 1995 was due to a decrease in accounts receivable, net of allowances for receivable accounts of approximately $6.7 million. Days of sales outstanding decreased to 47 at the end of fiscal 1996 compared to 49 at the end of 1995.

Net cash provided by investing activities was $0.4 million in fiscal 1996 which consisted primarily of net maturities of marketable securities of $1.7 million, offset by other investment activities including purchases of property and equipment totaling approximately $1.3 million. The Company's purchasing activities consisted primarily of investments in computers and related equipment used in the Company's operations. During fiscal 1996, 1995, and 1994, the Company's purchases of property and equipment totaled $1.3 million, $.5 million, and $1.0 million, respectively.

Net cash generated from financing activities for fiscal 1996 was $0.94 million including proceeds of approximately $1.0 million from the exercise of employee stock options, and offset by other financing activities. In 1995, the Company generated cash from financing activities of $1.1 million including proceeds of approximately $1.0 million from the exercise of employee stock options. In fiscal 1994 the Company generated net cash from financing activities of $15.4 million including $16.8 proceeds from the Company's initial public offering, proceeds from stock option exercises of $0.5 million, and was offset by net repayments under the Company's line of credit amounting to approximately $2.1 million dollars.

At September 28, 1996, the Company had cash, cash equivalents and short-term investments of $12.7 million as compared to $12.1 million at September 30, 1995. Working capital was $25.1 million at September 28, 1996, compared to $24.4 million at September 30, 1995. The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate plus 1/4%. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. The line of credit expires on February 1, 1997. As of September 28, 1996 there were no borrowings under the line of credit, and the Company was not in compliance with a certain financial covenant. The Company has received a waiver from its bank for the noncompliance with this covenant for fiscal 1996.

The Company believes that its current cash, cash equivalents and short-term investments, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 1997. However, if additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

See concentration of credit risk section under Note 1 of Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:
     Report of Independent Accountants                                        25
     Balance Sheets at September 28, 1996 and September 30, 1995              26
     Statements of Operations for the years ended September 28, 1996,
          September 30, 1995 and September 30, 1994                           27
     Statements of Stockholders' Equity for the years ended
          September 28, 1996, September 30, 1995 and September 30, 1994       28
     Statements of Cash Flows for the years ended September 28, 1996,
          September 30, 1995 and September 30, 1994                           29
     Notes to Financial Statements                                            30
     Quarterly Results of Operations (unaudited)                              39

Financial Statement Schedule:
     Report of Independent Accountants on Financial Statement Schedule       S-1
     Schedule II - Valuation and Qualifying Accounts and Reserves            S-2

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 28, 1996 and September 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

San Jose, California
October 25, 1996, except as to paragraph 2 of Note 9, which is as of November 18, 1996


                                        ASANTE TECHNOLOGIES, INC.

                                             BALANCE SHEETS
                                       (in thousands, except share
                                         and per share amounts)
                                                                        September 28,     September 30,
                                                                             1996              1995
                                                                        ------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $12,693             $10,371
     Short-term investments                                                   --                 1,700
     Accounts receivable, net of allowance for doubtful
        accounts, rebates and sales returns of $3,174 and $2,691            10,038               8,504
     Inventory                                                               9,851               7,009
     Deferred income tax                                                     2,972               3,691
     Income tax refund receivable                                            1,558               2,147
     Prepaid expenses and other                                              1,046               1,660

                                                                           -------             -------
                    Total current assets                                    38,158              35,082


Property and equipment, net                                                  1,524               1,362
Other assets                                                                   284                 323

                                                                           -------             -------
                    Total assets                                           $39,966             $36,767
                                                                           =======             =======


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                      $ 7,200             $ 3,275
     Accrued expenses                                                        4,175               4,826
     Payable to stockholder                                                  1,682               2,547

                                                                           -------             -------
                    Total current liabilities                               13,057              10,648
                                                                           -------             -------


Commitments and contingencies (Notes 8 and 9)


Stockholders' equity:
     Common stock, $0.001 par value; 25,000,000 shares authorized;
        8,859,990 and 8,612,420 shares issued and outstanding                    9                   9
     Additional paid-in capital                                             25,313              24,066
     Retained earnings                                                       1,587               2,044

                                                                           -------             -------
                    Total stockholders' equity                              26,909              26,119
                                                                           -------             -------

                    Total liabilities and stockholders' equity             $39,966             $36,767
                                                                           =======             =======

    The accompanying notes are an integral part of these financial statements


                                       ASANTE TECHNOLOGIES, INC.

                                        STATEMENTS OF OPERATIONS
                                          (in thousands, except
                                            per share amounts)
                                                                     Year ended
                                               ------------------------------------------------------
                                                September 28,       September 30,      September 30,
                                                     1996               1995                1994
                                               ------------------------------------------------------

Net sales                                        $ 66,990              $ 60,884          $ 79,941
Cost of sales                                      40,220                40,936            50,344

                                                 --------              --------          --------
Gross profit                                       26,770                19,948            29,597
                                                 --------              --------          --------

Operating expenses:
     Sales and marketing                           19,007                17,784            18,547
     Research and development                       6,198                 4,451             5,484
     General and administrative                     2,903                 4,037             3,748

                                                 --------              --------          --------
          Total operating expenses                 28,108                26,272            27,779
                                                 --------              --------          --------

Income (loss) from operations                      (1,338)               (6,324)            1,818
Interest and other income (expense), net              605                   257                89

                                                 --------              --------          --------
Income (loss) before income taxes                    (733)               (6,067)            1,907
Provision (benefit) for income taxes                 (276)               (2,362)              782
                                                 --------              --------          --------

Net income (loss)                                $   (457)             $ (3,705)         $  1,125
                                                 ========              ========          ========


Net income (loss) per share                      $  (0.05)             $  (0.45)         $   0.13
                                                 ========              ========          ========


Weighted average common
     shares and equivalents                         8,997                 8,288             8,773
                                                 ========              ========          ========

                    The accompanying notes are an integral part of these financial statements


                                        ASANTE TECHNOLOGIES, INC.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (in thousands, except share amounts)

                                                    Convertible                             Additional                   Total
                                                  Preferred Stock         Common Stock       Paid-in      Retained    Stockholders'
                                                 Shares      Amount    Shares     Amount     Capital      Earnings      Equity
                                               -----------------------------------------------------------------------------------

Balances as of September 30, 1993               1,907,738    $   2     3,350,861   $   3     $  1,754     $  4,624     $ 6,383

Conversion of Convertible Preferred
    Stock to Common Stock                      (1,907,738)      (2)    1,907,738       2                                    --
Conversion of redeemable Preferred
    Stock to Common Stock                                                350,877       1        1,947                    1,948
Initial public offering of Common Stock,
    net of issuance costs                                              1,560,044       1       16,821                   16,822
Common Stock issued under stock plans                                    770,544       1          536                      537
Repayment of note receivable                                                                      111                      111
Amortization of deferred compensation                                                             490                      490
Repurchase of restricted stock                                           (64,583)                  --                       --
Tax benefit from employee stock
    transactions                                                                                  973                      973
Net income                                                                                                   1,125       1,125
                                               ----------    -----     ---------   -----     --------     --------     -------

Balances as of September 30, 1994                      --       --     7,875,481       8       22,632        5,749      28,389

Common Stock issued under stock plans                                    736,939       1          953                      954
Repayment of note receivable                                                                      196                      196
Amortization of deferred compensation                                                              17                       17
Tax benefit from employee stock
    transactions                                                                                  268                      268
Net loss                                                                                                    (3,705)     (3,705)
                                               ----------    -----     ---------   -----     --------     --------     -------
Balances as of September 30, 1995                      --       --     8,612,420       9       24,066        2,044      26,119

Common Stock issued under stock plans                                    247,570                  995                      995
Amortization of deferred compensation                                                               2                        2
Tax benefit from employee stock
    transactions                                                                                  250                      250
Net loss                                                                                                      (457)       (457)
                                               ----------    -----     ---------   -----     --------     --------     -------
Balances as of September 28, 1996                      --       --     8,859,990   $   9     $ 25,313     $  1,587     $26,909
                                               ==========    =====     =========   =====     ========     ========     =======

                    The accompanying notes are an integral part of these financial statements


                                               ASANTE TECHNOLOGIES, INC.


                                                STATEMENTS OF CASH FLOWS
                                                     (in thousands)


                                                                                                   Year ended
                                                                                 ----------------------------------------------
                                                                                 September 28,    September 30,   September 30,
                                                                                     1996             1995             1994
                                                                                ----------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                               $ (457)         $(3,705)        $  1,125
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities:
        Depreciation and amortization                                                1,090            1,165            1,234
        Write-off of purchased technology                                             --                289             --
        Amortization of deferred compensation                                            2               17              490
        Deferred income taxes                                                          719             (753)          (1,823)
Changes in operating assets and liabilities:
    Accounts receivable                                                             (1,534)           6,719           (3,276)
    Inventory                                                                       (2,842)           2,492             (669)
    Income tax refund receivable                                                       839           (1,879)            --
    Prepaid expenses and other current assets                                          659            1,351              429
    Accounts payable                                                                 3,983           (1,881)          (2,130)
    Accrued expenses and other                                                        (651)            (384)           1,955
    Payable to stockholder                                                            (865)             348           (4,447)
                                                                                    ------          -------         --------
               Net cash provided by (used in) operating activities                     943            3,779           (7,112)
                                                                                    ------          -------         --------
Cash flows from investing activities:
    Purchases of property and equipment                                             (1,252)            (473)            (985)
    Purchases of marketable securities                                                --               (985)         (17,150)
    Maturities of marketable securities                                              1,700            4,285           12,150
    Other                                                                               (6)             (71)             (41)
                                                                                    ------          -------         --------
               Net cash provided by (used in) investing activities                     442            2,756           (6,026)
                                                                                    ------          -------         --------
Cash flows from financing activities:
    Net proceeds from initial public offering                                         --               --             16,822
    Payment on note receivable from stockholder                                       --                196              111
    Proceeds from stock options exercised                                              995              954              537
    Bank borrowings under line of credit                                              --               --              4,300
    Repayments under line of credit                                                   --               --             (6,359)
    Other                                                                              (58)             (54)             (58)
                                                                                    ------          -------         --------
               Net cash provided by financing activities                               937            1,096           15,353
                                                                                    ------          -------         --------
Net increase in cash and cash equivalents                                            2,322            7,631            2,215
Cash and cash equivalents at beginning of year                                      10,371            2,740              525
                                                                                    ------          -------         --------
Cash and cash equivalents at end of year                                           $12,693          $10,371         $  2,740
                                                                                    ======          =======         ========
Supplemental disclosures of cash flow information:
    Interest paid during the year                                                  $    11          $    22         $     98
                                                                                    ======          =======         ========
    Income taxes paid (refunded) during the year                                   $(1,835)         $   759         $  1,144
                                                                                    ======          =======         ========
Supplemental disclosure of non-cash financing activies:
    Conversion of preferred stock into common stock                                $  --           $   --           $  1,948
                                                                                    ======          =======         ========

                The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.           The Company

Asante Technologies, Inc. (the "Company") designs, manufactures and markets a broad family of 10BASE-T and 100BASE-T ("Fast Ethernet") client access and network system products. Asante's client access products (which include adapter cards and media access adapters) connect Macintoshes, PCs, and peripheral devices (such as printers) to Ethernet networks. The Company's network system products, which include intelligent and non-intelligent hubs, bridge modules, and network management software for Macintoshes and PCs, interconnect users within and between departmental networks.

Sales to historically major distributors/customers were as follows:

                                  1996              1995             1994
                                  ----              ----             ----

Distributor/customer A             27%               21%              33%
Distributor/customer B              -                17%              16%
Distributor/customer C             10%                -                -


International sales as a percentage of net sales by geographic region were as follows:

                                                     Year ended
                                        -------------------------------------
                                        9/28/96        9/30/95        9/30/94
                                        -------        -------        -------
United States                             77%            72%            78%
Europe                                    11             16             13
Canada and Asia Pacific                   12             12              9
                                        -------        -------        -------
                                         100%           100%           100%
                                        =======        =======        =======

Note 2.           Summary of Significant Accounting Policies

Management estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
Revenue is recognized upon product shipment. The Company grants certain distributors limited rights to exchange products and price protection on unsold merchandise. The Company establishes an estimated allowance for future product returns based on historical returns experience and provides for appropriate price protection reserves at the time the related revenue is recorded. The Company also provides a reserve for incentive rebates to distributors at the time the related revenue is recorded.

Warranty
The Company accrues the estimated cost of fulfilling its warranty obligations at the time the related revenue is recorded.

Cooperative advertising
The Company accrues the estimated cost of cooperative advertising at the time the related revenue is recorded.

Cash, cash equivalents and short-term investments
Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at date of acquisition. The Company considers all investments with initial maturity periods of greater than 90 days to be short-term investments. The Company accounts for short-term investments in accordance with the provisions of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt or Equity Securities" ("FAS 115"). At September 28, 1996, the Company did not hold any short-term investments.

Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of unsecured trade receivables. The Company's products are primarily sold to domestic distributors who have operations throughout the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. At September 28, 1996 and September 30, 1995, three customers accounted for 41% and 52%, respectively, of the accounts receivable balance.

Inventory
Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years. Equipment under capitalized leases is amortized over its useful life and included in depreciation expense.

Income taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their amounts reported on the financial statements.

Research and development costs
Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after the establishment of technological feasibility have not been material and therefore have been expensed.

Net income (loss) per share
Net income (loss) per share is computed using the average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock issuable upon the exercise of stock options using the treasury stock method, except when antidilutive.

Foreign currency
The Company's transactions with foreign suppliers and purchasers are denominated in U.S. dollars. As a result, the Company's exposure to foreign currency gains and losses is minimal.

Recently issued accounting pronouncements
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard Number 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of." FAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. FAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of FAS 121 is not expected to have a materiel impact on the Company's financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standard Number 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes a fair value method of accounting for stock-based compensation plans, and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company currently expects to elect to continue to measure compensation costs using the intrinsic value method prescribed by APB Opinion Number 25, "Accounting for Stock Issued to Employees," and to comply with the pro forma disclosure requirements of FAS 123. If the Company makes this election, FAS 123 will have no impact on the Company's financial statements.

Fair value of financial instruments
For certain of the Company's financial instruments, including cash, trade accounts receivable, receivable from related party, accounts payable and capitalized lease obligations, the carrying amounts approximate fair value due to the relatively short maturity of these instruments.

Note 3.           Balance Sheet Components

                                                               (in thousands)

                                                             9/28/96    9/30/95
                                                             -------    -------
Inventory:
         Raw materials and component parts                   $ 3,298    $ 4,081
         Work-in-process                                       1,630        485
         Finished goods                                        4,923      2,443
                                                             -------    -------
                                                             $ 9,851    $ 7,009
                                                             =======    =======

Property and equipment:
         Computer equipment                                  $ 3,286    $ 2,603
         Furniture and test equipment                          3,026      2,457
                                                             -------    -------
                                                               6,312      5,060
         Accumulated depreciation                             (4,788)    (3,698)
                                                             -------    -------
                                                             $ 1,524    $ 1,362
                                                             =======    =======

Accrued expenses:
         Payroll-related expenses                            $ 1,239    $ 1,152
         Sales promotion expenses                              1,077        514
         Other                                                 1,859      3,160
                                                             -------    -------
                                                             $ 4,175    $ 4,826
                                                             =======    =======

Note 4.           Bank Borrowings

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate plus 1/4%. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. The line of credit expires on February 1, 1997. As of September 28, 1996 there were no borrowings under the line of credit and the Company was not in compliance with a certain financial covenant. The Company has received a waiver from its bank for the noncompliance with this covenant for fiscal 1996.

Note 5.           Related Party Transactions

The Company has an agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and its principal stockholder own approximately 14% of the Company's Common Stock as of September 28, 1996. Under the OSE Agreement, the Company purchases from and sells to OSE certain component parts, at cost. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At September 28, 1996 and September 30, 1995, the Company had firm purchase commitments under the OSE Agreement of approximately $3.5 million and $7.0 million, respectively.

In connection with the OSE Agreement for the years ended September 28, 1996, September 30, 1995, and September 30, 1994, the Company sold, at cost, approximately $5.5 million, $1.8 million and $6.3 million, respectively, of component parts to OSE and purchased $17.9 million, $16.0 million and $21.0 million, respectively, of goods from OSE. The decrease in component parts sold to OSE in fiscal 1995 was due to the fact that OSE was able to purchase component parts directly at lower cost.

In June 1993, the Company sold 166,666 shares of its common stock to its then president in consideration for a promissory note in the amount of $500,000. The note was secured by a pledge of the Common Stock purchased with no interest due. In 1994, $111,000 was paid on the note and the Company repurchased the 64,583 unvested shares following the resignation of the president. The balance of the note of approximately $196,000 was paid in July 1995.


Note 6.           Income Taxes

The provision for income taxes is comprised of the following:

                                                     Year ended
                                                   (in thousands)
                                             -----------------------------
                                             9/28/96    9/30/95    9/30/94
                                             -------    -------    -------

Current tax expense (benefit)
         Federal                             $  (995)   $(1,609)   $ 2,058
         State                                  --         --          547
                                             -------    -------    -------
                                                (995)    (1,609)     2,605
                                             -------    -------    -------

Deferred tax benefit
         Federal                                 780       (681)    (1,571)
         State                                   (61)       (72)      (252)
                                             -------    -------    -------
                                                 719       (753)    (1,823)
                                             -------    -------    -------
                                             $  (276)   $(2,362)   $   782
                                             =======    =======    =======

The deferred tax assets (liabilities) are comprised of the following:

                                                               (in thousands)

                                                             9/28/96     9/30/95
                                                             -------     -------
Deferred tax assets
         Receivable- and sales-related reserves               $1,235      $1,263
         Inventory-related reserves                              572       1,750
         Compensation accruals                                   227         123
         Depreciation                                             43         115
         Other                                                   895         440
                                                              ------      ------
Total deferred tax asset                                       2,972       3,691
                                                              ======      ======

The Company was able to carry back tax losses in fiscal 1996 and fiscal 1995 which has resulted in federal tax refunds of $1.2 million and $1.6 million, respectively.

The Company has not recorded a valuation allowance against its deferred tax assets because management believes that it is more likely than not that its deferred tax assets will be realized. Realization is dependent on generating sufficient taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term, resulting in a charge to net income, if estimates of future taxable income in the carryforward period are reduced.

A reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective rate for the recorded provisions for income taxes is as follows:


                                                 Year ended
                                         ---------------------------
                                         9/28/96   9/30/95   9/30/94
                                         -------   -------   -------
Federal income tax statutory rate          (34.0)%  (34.0)%   34.0%
State taxes, net of federal tax benefit     (6.1)    (6.1)     6.1
Research and development credit             --       --       (4.0)
Other                                        2.4      1.2      4.9
                                         -------   -------   -------
Effective income tax rate                  (37.7)%  (38.9)%   41.0%
                                         =======   =======   =======

Note 7.           Stockholders' Equity

Preferred Stock
At September 30, 1993, the Company had 3,907,738 shares of Preferred Stock authorized, of which 1,907,938 shares were issued and outstanding with a convertible feature (the "Preferred Stock"). The holders of the Preferred Stock were entitled to non-cumulative dividends as determined by the Board of Directors. The Company did not declare or pay dividends on the Preferred Stock. All shares of the issued and outstanding Preferred Stock were converted automatically in conjunction with the initial public offering of the Company's Common Stock on December 10, 1993. After the conversion, there were remaining 2,000,000 shares of Preferred Stock issuable by the Board of Directors. No such shares of Preferred Stock were issued at September 28, 1996.

Employee Stock Purchase Plans
In September 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 500,000 shares of Common Stock for issuance to employees under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or as of the last day of each six-month period under the Purchase Plan. Offering periods commence on August 1 and February 1. Under the Purchase Plan, 81,587, 66,620, and 38,312 shares were issued in the years ending September 28, 1996, September 30, 1995, and September 30, 1994, respectively.

Stock Option Plan
In May 1990, the Company established the 1990 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of incentive stock options to employees and non-qualified stock options to employees and consultants. At September 28, 1996, the Company has reserved 3,597,333 shares of

Common Stock for issuance under the Option Plan. Incentive and non-qualified stock options generally have ten year terms and vest over periods determined by the Board of Directors, generally four years.

A summary of all option activity under the Option Plan follows:

                                                    Shares available          Options
                                                        for grant           outstanding          Price per share
                                                    ------------------------------------------------------------
Balance as of September 30, 1993                       2,002,304             1,485,833           $0.11 -  $9.00
Granted                                               (1,377,198)            1,377,198           $5.00 - $11.75
Canceled                                                 898,973              (898,973)          $0.11 - $11.75
Exercised                                                      -              (702,232)          $0.11 -  $5.00
                                                      ----------             ---------
Balance as of September 30, 1994                       1,524,079             1,261,826           $0.11 -  $7.75
Granted                                               (1,364,334)            1,364,334           $3.88 -  $4.63
Canceled                                                 743,092              (743,092)          $0.30 -  $7.75
Exercised                                                      -              (550,460)          $0.11 -  $5.00
                                                      ----------             ---------
Balance as of September 30, 1995                         902,837             1,332,608           $0.11 -  $5.00
Granted                                                 (781,938)              781,938           $5.63 -  $8.00
Canceled                                                 401,777              (401,777)          $2.25 -  $8.00
Exercised                                                      -              (163,983)          $0.11 -  $6.25
                                                      ----------             ---------
Balance as of September 28, 1996                         522,676             1,548,786           $0.11 -  $8.00
                                                      ==========             =========


Options for 469,878 shares were exercisable under the Option Plan as of September 28, 1996.

Directors' Stock Option Plan
In September 1993, the Company established the 1993 Directors' Stock Option Plan (the "Directors' Plan"). The Company has reserved 300,000 shares of Common Stock for issuance under the Directors' Plan. Under the Directors' Plan, each non-employee director will be automatically granted stock options to purchase 40,000 shares of Common Stock on the date he or she first becomes a director. At the 1996 annual meeting, the stockholders approved an amendment to the
Directors' Plan pursuant to which each non-employee director will be automatically granted additional options for the purchase of 10,000 shares of Common Stock on the anniversary date of his or her election to the board. The exercise price of the option may not be less than 100% of the fair market value of the Common Stock on the grant date. Options granted under the Directors' Plan have 10 year terms and vest over a four year period.

A summary of all option activity under the Directors' Plan follows:

                                               Options available          Options             Price per
                                                  for Grant            Outstanding              share
                                               ----------------------------------------------------------
Balance as of September 30, 1993                    140,000              160,000            $7.50 - $9.00
                                                    -------              -------
Balance as of September 30, 1994                    140,000              160,000            $7.50 - $9.00
Granted                                             (40,000)              40,000            $4.63
                                                    -------              -------
Balance as of September 30, 1995                    100,000              200,000            $4.63 - $9.00
Canceled                                             40,000              (40,000)           $7.50
                                                    -------              -------
Balance as of September 28, 1996                    140,000              160,000            $4.63 - $9.00
                                                    =======              =======

Key Executive Stock Plan
In June 1993, the Company established the 1993 Key Executive Stock Plan (the "Key Executive Plan"). The Key Executive Plan provides for the issuance of Common Stock or the grant of options to purchase Common Stock to key executive officers of the Company. At September 30, 1993, a total of 571,665 shares of Common Stock had been reserved for and issued under the Key Executive Plan. Options issued have a term of 10 years, vest over 4 years and have been granted at an exercise price equal to the fair market value of the Common Stock on the date of grant.

A summary of all option activity under the Key Executive Plan follows:

                                               Options available         Options             Price per
                                                   for Grant           Outstanding             share
                                               ----------------------------------------------------------
Balance as of September 30, 1993                          -               404,999           $3.00 - $9.00
Granted                                             (25,000)               25,000           $5.00
Canceled                                            181,945              (181,945)          $3.00 - $9.00
Exercised                                                 -               (30,000)          $3.00
                                                    -------              --------
Balance as of September 30, 1994                    156,945               218,054           $3.00 - $5.00
Canceled                                             98,195               (98,195)          $3.00 - $5.00
Exercised                                                 -              (119,859)          $3.00
                                                    -------              --------
Balance as of September 30, 1995                    255,140                     -
Granted                                            (267,000)              267,000           $5.63 - $7.38
Canceled                                             18,000               (18,000)          $6.25
Exercised                                                 -                (2,000)          $6.25
                                                    -------              --------
Balance as of September 28, 1996                      6,140               247,000           $5.63 - $7.38
                                                    =======              ========

In August 1994, the Board of Directors offered non-executive employees in the Option Plan and the Key Executive Plan the opportunity to exchange existing options for new options at an exercise price of $5.00, the fair market value of the Company's common stock on the date of the exchange. Any vesting in the canceled options was lost, and the new options were subject to the normal four-year vesting schedule under the stock option plans. Under the offer, options to purchase 503,198 shares were exchanged under the Option Plan and options to purchase 25,000 shares were exchanged under the Key Executive Plan. The Company has recorded compensation expense in connection with certain shares issued and options under its stock and option plans. Deferred compensation of approximately $740,000, recorded through September 30, 1993, is being amortized ratably over the vesting periods of such shares and options. During the year ended September 28, 1996, September 30, 1995, and September 30, 1994, approximately $2,000, $17,000 and $490,000, respectively, of deferred compensation was amortized.


Note 8.           Long-Term Obligations, Commitments and Contingencies

The Company has entered into an operating lease for its main facilities that expires in September 1997; however, the Company has exercised its option under the contract to extend the lease for an additional two years. Various other leases for sales offices expire throughout 1998 and 1999. Rent expense under operating leases aggregated approximately $901,000, $784,000, and $817,000 for the years ended September 28, 1996, September 30, 1995, and September 30, 1994, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

In September 1995, the Company entered into an agreement to sublease a portion of its headquarters building for a period of two years. The Company expects to collect approximately $217,000 during fiscal year 1997 under this agreement.

Following are minimum lease payments under non-cancelable leases, net of sub-lease amounts, for the given fiscal years:

                                                              Operating leases
                                                              ----------------
1997                                                            $     807,000
1998                                                                  879,000
1999                                                                  837,000
                                                               --------------
Total minimum lease payments                                    $   2,523,000
                                                               ==============

Note 9.           Litigation

In September 1995, the Company entered into an agreement in principle to settle the securities class action lawsuits initiated against the Company in July 1994. As part of the agreement, a settlement fund of $2.6 million was established with the Company contributing $520,000 and the Company's insurance carriers contributing the balance. The Company's portion was accrued for during fiscal 1995 and paid in fiscal 1996.

On November 18, 1996, the Court entered an order finally approving the settlement and dismissing the action against all defendants with prejudice.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of certain patents. The Company has not yet filed a response to the Complaint, and no discovery has been taken. The Company intends to defend the action vigorously. The Company anticipates that the lawsuit will not have a material impact on its financial condition or results of operations.

Quarterly Results of Operations (in thousands, unaudited):

Fiscal 1996                                      Quarter Ended
------------------------------------------------------------------------------
                                    9/28/96    6/29/96     3/30/96    12/30/95
                                   --------   --------    --------   ---------
Net sales                          $ 19,576   $ 16,102    $ 14,808    $ 16,504
Gross profit                       $  7,622   $  6,590    $  5,779    $  6,779
Net income (loss)                  $    402   $   (664)   $   (520)   $    325
Net income (loss) per share        $   0.04   $  (0.08)   $  (0.06)   $   0.03


Fiscal 1995                                      Quarter Ended
------------------------------------------------------------------------------
                                    9/30/95     7/1/95     4/1/95    12/31/94
                                   --------   --------    --------   --------
Net sales                          $ 16,783   $ 14,422   $ 12,213    $ 17,466
Gross profit                       $  6,805   $  5,684   $  3,345    $  4,114
Net income (loss)                  $    572   $    108   $ (3,053)   $ (1,332)
Net income (loss) per share        $   0.06   $   0.01   $  (0.37)   $  (0.17)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 28, 1996.

The information required by this Item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section titled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

Information  with respect to Directors  and Officers of the Company  required by
Item 405 of Regulation S-K is incorporated herein by reference from information set forth under the caption "Filing of Reports by Directors and Officers" in the Proxy Statement.


ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference to the information contained in the section captioned "Security Ownership" in the Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial  Statements - See Index to Financial  Statements  and
                    Financial Statement Schedule at page 24 of this Form 10-K.
             (2) Financial Statement Schedules - See Index to Financial
                    Statements and Financial Statement Schedule at page 24 of this Form 10-K.
             (3) Exhibits - See Exhibit Index at page 42 of this Form 10-K.

         (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 28, 1996.

         (c) See Exhibit Index at page 42 of this Form 10-K.

         (d) See Index to Financial Statements and Financial Statements and Financial Statement Schedule at page 24 of this Form 10-K.

                                  EXHIBIT INDEX

Number                        Description of Document
------                        -----------------------

2.1      Agreement   and  Plan  of  Merger   between   Registrant   and   Asante
         Technologies, Inc., a California corporation, effective October 12, 1993.(1)

3.1      Certificate of Incorporation of Registrant.(1)

3.1A     Certificate   of  Amendment  of   Certificate   of   Incorporation   of
         Registrant.(1)

3.1B     Certificate of Retirement of Stock of Registrant.

3.2      By Laws of Registrant.(1)

4.1      Form of Common Stock certificate.(1)

10.1*    1990 Stock Option Plan and form of Option Agreement.(1)

10.2*    1993 Directors' Stock Option Plan and form of Option Agreement.(1)

10.3* 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.(1)

10.4*    Form of Key Executive Stock Plan Agreement.(1)

10.5* Employment Agreement between Registrant and Ralph S. Dormitzer dated June 2, 1993.(1)

10.5A Option and Note Extension Agreement between Registrant and Ralph S. Dormitzer dated August 22, 1994.(5)

10.6 Form of Indemnification Agreement entered into between Registrant and its directors and officers.(1)

10.7 Registration Rights Agreement dated July 10, 1992 between Registrant and certain holders of Common Stock and Series E Preferred Stock.(1)

10.8 Lease dated July 16, 1992 for facilities located at 821 Fox Lane in San Jose, California.(1)

10.9 Loan Agreement between Registrant and Comerica Bank California for $10,000,000 line of credit dated July 20, 1993, as amended as of July 20, 1993.(1)

10.9A First Modification dated February 15, 1994, to the Loan and Security Agreement dated July 20, 1993.(2)

10.9B Third Modification, dated September 30, 1994, to the Loan and Security Agreement dated July 20, 1993.(5)

10.9C Fourth Modification, dated September 30, 1994, to the Loan and Security Agreement dated July 20, 1993.(4)

10.9D Sixth Modification Agreement to the Loan and Security Agreement dated July 10, 1993.(6)

10.9E Seventh Modification Agreement to the Loan and Security Agreement dated July 20, 1993.(6)

10.10    Manufacturing   Payment   Agreement   dated  October  1,  1990  between
         Registrant and Orient Semiconductor Electronics, Ltd.(1)

10.11 Distribution Agreement dated November 2, 1989 between Registrant and Ingram Micro, Inc., as amended.(1)(3)

10.12 Distribution Agreement dated June 19, 1989 between Registrant and Merisel, Inc. (formerly Macamerica), as amended.(1)(3)

10.13 Distribution Agreement dated August 30, 1990 between Registrant and TechData Corporation, as amended.(1)(3)

10.14 Volume Purchase Agreement dated April 15, 1992 between Registrant and National Semiconductor Corporation.(1)(3)

10.15 Sublease agreement dated August 21, 1995 for facilities located at 821 Fox Lane in San Jose, California, and amendments pertaining thereto.

11.1     Calculation of Earnings per Share

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule.

         *     The item listed is a compensatory plan.

         (1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70300).

         (2) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

         (3) Confidential treatment granted as to certain portions of these exhibits.

         (4) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995.

         (5) Previously filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.

         (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

   December 20, 1996

                      ASANTE TECHNOLOGIES, INC.



                      By:      /s/ JEFF YUAN-KAI LIN
                               -------------------------------------
                               Jeff Yuan-Kai Lin,
                               President and Chief Executive Officer


                      By:      /s/ ROBERT SHEFFIELD
                               -------------------------------------
                               Robert Sheffield
                               Vice President of Finance,
                               Chief Financial Officer, and Secretary

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff Yuan-Kai Lin and Robert Sheffield, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

               Signature                                        Title                                         Dates
--------------------------------------         ------------------------------------------                  -----------------

/s/   JEFF YUAN-KAI LIN                        President, and Chief Executive Officer                      December 20, 1996
--------------------------------------         (Principal Executive Officer) and Director
     (Jeff Yuan-Kai Lin)


/s/   ROBERT SHEFFIELD                         Vice President of Finance, and                              December 20, 1996
--------------------------------------         Chief Financial Officer (Principal Financial
     (Robert Sheffield)                        and Accounting Officer)


/s/   MICHAEL KAUFMAN                          (Director)                                                  December 20, 1996
--------------------------------------
     (Michael Kaufman)


/s/   SOO BOON KOH                             (Director)                                                  December 20, 1996
--------------------------------------
     (Soo Boon Koh)


/s/   EDMOND TSENG                             (Director)                                                  December 20, 1996
--------------------------------------
     (Edmond Tseng)


/s/   CYRUS TSUI                               (Director)                                                  December 20, 1996
--------------------------------------
     (Cyrus Tsui)


/s/   WILSON WONG                              (Director)                                                  December 20, 1996
--------------------------------------
     (Wilson Wong)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Asante Technologies, Inc.

Our audits of the financial statements referred to in our report dated October 25, 1996, except as to paragraph 2 of Note 9, which is as of November 18, 1996, appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




PRICE WATERHOUSE LLP

San Jose, California
October 25, 1996


                                              ASANTE TECHNOLOGIES, INC.


                            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   (in thousands)

                                                     Balance at        Charged to                         Balance at
                                                     Beginning         Costs and                            End of
               Description                           of Period         Expenses         Deductions          Period
               -----------                           ----------        ----------       ----------        ----------
Year ended September 30, 1994:
   Allowance for doubtful accounts, price protection
         and distributor rebates                     $   1,270         $   2,769        $    (2,482)      $   1,557
   Allowance for sales return                              225             1,594             (  473)          1,346
                                                     ---------         ---------        ------------      ---------
                                                     $   1,495         $   4,363        $    (2,955)      $   2,903
                                                     =========         =========        ===========       =========
Year ended September 30, 1995:
   Allowance for doubtful accounts, price protection
         and distributor rebates                     $   1,557         $   3,566        $    (3,340)      $   1,783
   Allowance for sales return                            1,346             1,055             (1,493)            908
                                                     ---------         ---------        ------------      ---------
                                                     $   2,903         $   4,621        $    (4,833)      $   2,691
                                                     =========         =========        ===========       =========
Year ended September 28, 1996:
   Allowance for doubtful accounts, price protection
         and distributor rebates                     $   1,783         $   2,406        $    (2,032)      $   2,157
   Allowance for sales return                              908               242               (133)          1,017
                                                     ---------         ---------        ------------      ---------
                                                     $   2,691         $   2,648        $    (2,165)      $   3,174
                                                     =========         =========        ===========       =========