Form 10-Q
period 1996-12-28
ASANTE TECHNOLOGIES INC
filed 1997-02-11
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 28, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________to__________

                         Commission file number: 0-22632

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                77-0200286
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

                           Yes      X                No
                                  -----                   ----

As of December 28, 1996 there were 8,894,742 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                Table of Contents

PART I.    Financial Information                                     Page No.


Item 1:  Financial Statements:

                  Condensed Balance Sheets - December 28, 1996 and
                           September 28, 1996                           3

                  Condensed Statements of Operations - Three
                           months ended December 28, 1996
                           and December 30, 1995                        4

                  Condensed Statements of Cash Flows - Three
                            months ended December 28, 1996,  and
                           December 30, 1995                            5

                  Notes to Condensed Financial Statements               6-7

Item 2:  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations          8-10



PART II.    Other Information

Item 1:           Legal Proceedings                                     11

Item 5:           Other Information                                     11

Item 6:           Exhibits and Reports on Form 8-K                      11

                  Signature                                             12

                         PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)




                                                 December 28,     September 28,
                                                    1996              1996
                                                 ------------     ------------
Assets

Current assets:
     Cash and cash equivalents                     $13,086           $12,693
     Accounts receivable, net                        7,814            10,038
     Receivable from stockholder                       533               400
     Inventory, net                                  7,213             9,851
     Other current assets                            5,274             5,176
                                                   -------           -------

             Total current assets                   33,920            38,158

Property and equipment, net                          1,485             1,524
Other assets                                           363               284
                                                   -------           -------

             Total assets                          $35,768           $39,966
                                                   =======           =======


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                              $ 3,927           $ 7,265
     Accrued expenses                                3,777             4,110
     Payable to stockholder                            850             1,682
                                                   -------           -------

             Total current liabilities               8,554            13,057
                                                   -------           -------


Stockholders' equity:
     Common stock                                   25,476            25,322
     Retained earnings                               1,738             1,587
                                                   -------           -------

             Total stockholders' equity             27,214            26,909
                                                   -------           -------

Total liabilities and stockholders' equity         $35,768           $39,966
                                                   =======           =======


         The accompanying notes are an integral part of these unaudited
                         Condensed Financial Statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)



                                                     Three months ended
                                             ----------------------------------
                                              December 28,       December 30,
                                                  1996               1995
                                             -------------       --------------

Net sales                                      $17,480            $16,504
Cost of sales                                   10,723              9,725
                                               -------            -------

     Gross profit                                6,757              6,779
                                               -------            -------

Operating expenses:
     Sales and marketing                         4,126              4,585
     Research and development                    1,757              1,266
     General and administrative                    769                687
                                               -------            -------

Total operating expenses                         6,652              6,538
                                               -------            -------

Income from operations                             105                241

Interest & other income, net                       138                166
                                               -------            -------

Income before income taxes                         243                407
Provision for income taxes                          92                 82
                                               -------            -------

Net income                                     $   151            $   325
                                               =======            =======


Net income per share                           $  0.02            $  0.03
                                               =======            =======

Weighted average common
  shares and equivalents                         8,947              9,453
                                               =======            =======

         The accompanying notes are an integral part of these unaudited
                         Condensed Financial Statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)




                                                            Three months ended
                                                      --------------------------
                                                       December 28, December 30,
                                                         1996           1995
                                                      -----------  -------------

Cash flows from operating activities:
     Net income                                       $    151       $    325
     Adjustments to reconcile net income to cash
             provided by operating activities:
         Depreciation and amortization                     264            280
     Changes in operating assets and liabilities:
         Accounts receivable                             2,224          2,174
         Receivable from stockholder                      (133)          (275)
         Inventory                                       2,638           (687)
         Other current assets                              (98)            82
         Accounts payable                               (3,338)          (398)
         Payable to stockholder                           (832)           755
         Accrued expenses                                 (333)          (365)
                                                      --------       --------

Net cash provided by operating activities                  543          1,891
                                                      --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                  (225)          (217)
     Other assets                                          (79)            25
                                                      --------       --------

Net cash provided (used) by investing activities          (304)          (192)
                                                      --------       --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock            154            207
     Other financing activities                              0            (14)
                                                      --------       --------

Net cash provided by financing activities                  154            193
                                                      --------       --------

Net increase in cash and and cash equivalents              393          1,892
Cash and cash equivalents, beginning of period          12,693         12,071
                                                      --------       --------

Cash and cash equivalents, end of period              $ 13,086       $ 13,963
                                                      ========       ========


Supplemental  disclosures of cash flow information:
 Cash paid (refunded) during period for:

         Interest                                     $      2       $      2
                                                      ========       ========

         Income taxes                                 $    163       ($    35)
                                                      ========       ========

         The accompanying notes are an integral part of these Unaudited
                         Condensed Financial Statements

                            ASANTE TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)


1.  Interim Condensed Financial Statements

The Unaudited Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 28, 1996, included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.


2.  Net Income Per Share

Net income (loss) per share is computed using the average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock issuable upon the exercise of stock options. Common equivalent shares have been computed using the treasury stock method, except when antidilutive, and the modified treasury stock method for the three months ended December 30, 1995 and 1996, respectively.
 .

3.  Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:

                                            December 28,           September 28,
                                               1996                    1996
                                               ----                    ----
                                                      (in thousands)

    Raw materials and component parts        $4,100                  $3,298
    Work-in-process                             764                   1,630
    Finished goods                            2,349                   4,923
                                             ------                  ------
                                             $7,213                  $9,851
                                             ======                  ======

4.    Bank Borrowings

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. In January 1997, the Company renewed its line of credit with its bank. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal years 1995 and 1996, or for the first quarter of fiscal 1997.

5.    Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for all periods. Under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on the current estimate of expected operating results and certain other factors the Company expects its effective rate to be 38% through fiscal 1997.

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

6.   Legal Proceedings

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. To date, no discovery has been taken. The Company intends to defend the action vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended December 28, 1996. Actual results may vary significantly.

Results of Operations

Net sales for the first quarter of fiscal 1997 were approximately $17.5 million, an increase of approximately $1 million, or 6%, from net sales of approximately $16.5 million for the first quarter of fiscal 1996. The year-over-year increase was due to a $1.6 million increase in sales of the Company's 100 Mbps (Fast Ethernet) adapters and hubs, a $.8 million increase in sales of the Company's switching products, and an increase in OEM sales of 100 Mbps products and 10 Mbps adapter card products of approximately $1.4 million. These increases were partially offset by a $1.5 million decline in sales of the Company's adapter card products due to the continuing incorporation of Ethernet connectivity into the motherboard of high performance products, and by a $1.3 million decline in sales of certain of the Company's 10 Mbps shared system products due to competitive pricing pressures and softer than expected sales into the educational market. In the first quarter of fiscal 1997, OEM sales accounted for approximately $1.6 million, or 9% of total sales. This compares to approximately $0.2 million, or 1% of total sales, for the first quarter of fiscal 1996.

Management anticipates that sales products to OEM customers will increase as a percentage of total sales.

Sales outside the United States accounted for approximately 29% of net sales for the first quarter of fiscal 1997 compared to 30% for the first quarter of fiscal 1996.

The Company's gross profit as a percentage of net sales decreased to 39% for the first quarter of fiscal 1997 from 41% in the first quarter of fiscal 1996. The first quarter margin was adversely affected by approximately $1.4 million increase in OEM sales at lower margins. The gross profit percentage in the first quarter of fiscal 1997 was fairly consistent with the immediately preceding quarter. It is expected that in the near future, margins may decrease slightly as a percentage of sales as the Company pursues additional OEM opportunities.

Sales and marketing expenses decreased by $0.5 million, or 10%, in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. As a percentage of net sales, these expenses were 24% in the first quarter of fiscal 1997, compared to 28% in the first quarter of 1996. The decreases in sales and marketing expenditures were due primarily to decreased outside sales representative commissions, advertising, trade show, product collateral expenses, and other related costs offset partially by increases in direct sales related salary and commission expenses. In early fiscal 1996 the Company allocated additional resources to increase its direct sales force in order to focus its efforts on increasing sales. Correspondingly, the Company reduced the number of outside manufacturing representative agencies promoting the Company's products resulting in lower overall costs to the Company. The Company believes that sales and marketing expenses will remain flat or increase slightly in the second quarter of fiscal 1997.

Research and development expenses increased by $0.5 million, or 39%, in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. As a percentage of net sales, these expenses were 10% percent in the first quarter of fiscal 1997, compared with 8% in the first quarter of fiscal 1996. The year-over-year increase was due to increases in personnel, prototype materials, and outside consulting services. Higher spending in these areas resulted from increased product development activities for new Fast Ethernet hubs and switches and to software related development expenses. The Company expects that future spending on research and development will increase in absolute dollars for the remainder of fiscal 1997.

General and administrative expenses increased by $82,000, or 12%, in the first quarter of 1997 compared to the first quarter of fiscal 1996. As a percentage of net sales, these expenses were 4% for both the first quarter of fiscal 1997 and 1996. The increases in general and administrative expenses were due primarily to increased salaries and outside consulting services. The Company expects that future spending will increase in absolute dollars during the remainder of fiscal 1997.

Based on the current estimate of its expected operating results, and certain other factors, the Company expects its effective tax rate to be 38% through fiscal 1997. The Company's estimated rate could be higher based on actual results for the year including the impact of mix of income, available credits, and other estimates of the impact of certain future events.

Factors Affecting Future Operating Results

A significant portion of the Company's sales are related to sales of Apple's Macintosh computers. In January 1997, Apple announced significant operating losses due to reduced product sales and a management reorganization. A continuing decline in sales of Macintosh computers over which the Company has no control may adversely affect sales of the Company's products.

Throughout fiscal 1996 the Company increased its focus on its Fast Ethernet network products and the IBM PC-compatible market in order to gain market share. Competition in this market is intense and includes several companies that have significantly greater resources and broader brand name recognition than the Company. As such, there can be no assurance the Company will be successful in penetrating the PC-compatible market.

The Company continues to focus its research and development activities on introducing additional products supporting the adoption of the 100 Mbps standard in Ethernet networking (100BASE-T, or "Fast Ethernet"), which enables users to conduct high speed LAN data transmission. The Company continues to allocate significant resources on research and development of more switching products which the Company believes is a large growth market. To complement its high-speed hardware products the Company continues to develop cutting edge software products that enhance the performance of the network systems products. In that regard, the Company's future operating results are somewhat dependent on the market acceptance and rate of adoption of this technology, and on the Company's ability to timely bring more switching products to market.

Liquidity and Capital Resources

At December 28, 1996, the Company had approximately $13 million of cash and cash equivalents on hand, and working capital of $25 million. In January 1997, the Company renewed its line of credit with its bank providing for maximum borrowings of $5 million. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal years 1995 and 1996, or for the first quarter of fiscal 1997.

The Company believes that current cash and cash equivalents along with the bank line of credit are sufficient to fund its operations and meet capital requirements for fiscal 1997.

                           PART II. Other Information


Item 1.   Legal Proceedings

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. To date, no discovery has been taken. The Company intends to defend the action vigorously.


Item 5.  Other Information

Director Soo Boon Koh resigned from the Board of Directors and Compensation Committee effective January 17, 1997, to pursue other interests

Item 6.  Exhibits and Reports on Form 8-K

         (a.)     Exhibits:  27.1 Financial Data Schedule

         (b.)     Reports on Form 8-K:       None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 10, 1997          ASANTE TECHNOLOGIES, INC.
                                  (Registrant)


                            By:      /s/   ROBERT A. SHEFFIELD
                                     -------------------------------------
                                           Robert A. Sheffield
                                        Vice President, Finance and
                                          Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)