Form 10QSB
period 1997-03-29
ASANTE TECHNOLOGIES INC
filed 1997-05-13
CIK 913598

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

                                   FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from __________to__________

                        Commission file number: 0-22632

                         ASANT<E'> TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0200286
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

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

                Yes   X          No

As of March 29, 1997 there were 9,026,103 shares of the Registrant's Common Stock outstanding.

                         ASANT<E'> TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                     PAGE NO.


Item 1:    Financial Statements:

     Unaudited Condensed Balance Sheets -
           March 29, 1997 and September 28, 1996            3

     Unaudited Condensed Statements of Operations -
           Three and six months ended March 29, 1997
           and March 30, 1996                               4

     Unaudited Condensed Statements of Cash Flows -
           Six months ended March 29, 1997,  and
           March 30, 1996                                   5

     Notes to Unaudited Condensed Financial Statements      6-8

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9-11



PART II.    OTHER INFORMATION

Item 1:    Legal Proceedings                                12

Item 4:    Submission of Matters to a Vote of
           Security Holders                                 12

Item 5:    Other Information                                12

Item 6:    Exhibits and Reports on Form 8-K                 13

           Signature                                        14

PART I.  Financial Information

Item 1.  Financial Statements

                         Asant<e'> Technologies, Inc.
                      Unaudited Condensed Balance Sheets
                                (in thousands)


                                             March 29,         September 28,
                                               1997                1996
                                             ---------         -------------
Assets

Current assets:
  Cash and cash equivalents                   $14,069             $12,693
  Accounts receivable, net                     10,551              10,038
  Receivable from stockholder                     572                 400
  Inventory                                     7,103               9,851
  Other current assets                          4,588               5,176
                                              -------             -------
    Total current assets                       36,883              38,158

Property and equipment, net                     1,585               1,524
Other assets                                      389                 284
                                              -------             -------
  Total assets                                $38,857             $39,966
                                              =======             =======
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                            $ 6,484             $ 8,882
  Accrued expenses                              4,214               4,175
                                              -------             -------
    Total current liabilities                  10,698              13,057
                                              -------             -------
Stockholders' equity:
  Common stock                                 25,973              25,322
  Retained earnings                             2,186               1,587
                                              -------             -------
    Total stockholders' equity                 28,159              26,909
                                              -------             -------
Total liabilities and stockholders' equity    $38,857             $39,966
                                              =======             =======

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                         Asant<e'> Technologies, Inc.
                 Unaudited Condensed Statements of Operations
                     (in thousands, except per share data)


                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                    -----------------------------           -----------------------------
                                    March 29,           March 30,           March 29,           March 30,
                                      1997                1996                1997                1996
                                    --------            ---------           ---------           ---------
Net sales                            $21,187             $14,808             $38,667             $31,312
Cost of sales                         13,654               9,029              24,377              18,754
                                     -------             --------            -------             -------
  Gross profit                         7,533               5,779              14,290              12,558
                                     -------             --------            -------             -------
Operating expenses:
  Sales and marketing                  4,274               4,501               8,400               9,086
  Research and development             1,877               1,416               3,634               2,682
  General and administration             812                 737               1,581               1,424
                                     -------              ------             -------             -------
Total operating expenses               6,963               6,654              13,615              13,192

Income (loss) from operation             570                (875)                675                (634)

Interest & other income, net             152                 157                 290                 323
                                     -------               ------            -------             --------
Income (loss) before income              722                (718)                965                (311)
Provision (benefit) for income           274                (198)                366                (116)
                                     -------               ------            -------             --------
Net income (loss)                       $448               ($520)               $599               ($195)
                                     =======              =======            =======             ========
Net income (loss) per share            $0.05              ($0.06)              $0.07              ($0.02)
                                     =======              =======            =======             ========
Weighted average common
  shares and equivalents               9,132               8,697               9,134               9,075
                                     =======             ========            =======             ========


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                         Asant<e'> Technologies, Inc.
                 Unaudited Condensed Statements of Cash Flows
                                (in thousands)




                                                           Six months ended
                                                           ----------------
                                                       March 29,      March 30,
                                                         1997           1996
                                                       ---------      ---------
Cash flows from operating activities:
  Net income                                             $599           ($195)
  Adjustments to reconcile net income to cash
      provided by operating activities:
    Depreciation and amortization                         470             554
  Changes in operating assets and liabilities:
    Accounts receivable                                  (513)            453
    Receivable from stockholder                          (172)            224
    Inventory                                           2,748            (957)
    Other current assets                                  588           1,630
    Accounts payable                                   (2,398)            781
    Accrued expenses                                       39            (742)
                                                      --------         -------
Net cash provided by operating activities               1,361           1,748
                                                      --------         -------
Cash flows from investing activities:
  Purchases of property and equipment                    (531)           (484)
  Purchases/maturities of marketable securities             -           1,700
  Other assets                                           (105)           (180)
                                                      --------         -------
Net cash provided (used) by investing activities         (636)          1,036
                                                      --------         -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock              651             357

Net cash provided by financing activities                 651             357
                                                      --------         -------
Net increase in cash and and cash equivalents           1,376           3,141
Cash and cash equivalents, beginning of period         12,693          10,371
                                                      --------         -------
Cash and cash equivalents, end of period              $14,069         $13,512
                                                      ========        ========
Supplemental disclosures of cash flow information:

    Interest paid during the year                          $4              $6
                                                      --------        --------
    Income taxes paid (refunded) during the year        ($966)        ($1,825)
                                                      ========        ========

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                         ASANT<E'> TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)




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


2.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock issuable upon the exercise of stock options, except when antidilutive. Common equivalent shares have been computed using the modified treasury stock method for the three and six month periods ended March 29, 1997, and the treasury stock method for the three and six months ended March 30, 1996, respectively. No common equivalent shares have been included in the computation for the three and six months ended March 30, 1996, because their effect was antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share." This statement is effective for the Company's fiscal year ending after December 15, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the fiscal year ended September 28, 1996 and for the three and six month periods ended March 29, 1997 and March 30, 1996, the Company's earnings (loss) per share using the treasury stock method would have been as follows:

                            Three Months Ended          Six Months Ended
                            ------------------          ----------------
                        March 29,       March 30,   March 29,      March 30,
                          1997            1996        1997           1996
                        ---------       ---------   ---------      ---------
Basic income (loss)
  per share              $0.05          ($0.06)       $0.07         ($0.02)
Diluted income (loss)
  per share              $0.05          ($0.06)       $0.07         ($0.02)


3.  INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:

                                         March 29,          September 28,
                                           1997                 1996
                                                  (in thousands)
                                          -------------------------------

Raw materials and component parts         $3,041               $3,298
     Work-in-process                       1,121                1,630
     Finished goods                        2,941                4,923
                                          ------               ------
                                          $7,103               $9,851
                                          ======               ======

4. BANK BORROWINGS

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. In January 1997, the Company renewed its line of credit with its bank. This line of credit expires January 31, 1998. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal years 1995 and 1996, or for the first two quarters of fiscal 1997.


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended March 29, 1997. Actual results may vary significantly.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1997 were approximately $21.2 million, an increase of approximately $6.4 million, or 43%, from net sales of approximately $14.8 million for the second quarter of fiscal 1996. Net sales for the first six months of fiscal 1997 increased by approximately 23% to $38.7 million compared to $31.3 million in the first half of fiscal 1996. This sales increase was due primarily to increased sales of approximately $2.0 million of the Company's 10/100 and PCI adapter card products, and approximately $6.3 million in OEM sales. This increase was partially offset by an approximately $1.7 million decline in sales of other 10Mbps client access products due in part to the continuing incorporation of Ethernet connectivity into the motherboard of high performance products, and by a decline in sales dollars from the Company's 10Mbps managed systems products due to competitive pricing pressures and softer than expected sales into the educational market. In the second quarter of fiscal 1997, OEM sales accounted for approximately $6.7 million, or 31.6% of total sales. This compares to approximately $0.4 million, or 2.7% of total sales, for the second quarter of fiscal 1997. Management anticipates that sales of 10/100 "Fast Ethernet" products will increase as a percentage of total sales, and OEM sales will remain fairly constant as a percentage of total sales in the next quarter.

Sales outside the United States accounted for approximately 18% of net sales for the second quarter of fiscal 1997 and was approximately 22% for the first six months of fiscal 1997. This decrease was due in part to the increase in
worldwide OEM sales which are reported in North American sales.   These
percentages compare with approximately 30% of net sales for both the second quarter and first six months of fiscal 1996. No assurance can be given that the Company will supply product to its current OEM customers at current levels. In the event that such OEM customers reduce their level of purchases, the Company would experience an adverse impact on its financial position and results of operations.

The Company's gross profit as a percentage of net sales decreased to 36% for the second quarter of fiscal 1997 from 39% in the second quarter of fiscal 1996. The second quarter margin was affected by the approximately $6.3 million increase in OEM sales at lower margins. For the first six months of fiscal 1997, the gross profit percentage decreased to approximately 37% from 40% for the first six months of fiscal 1996 due primarily to the increased sales of products to OEM customers.

Sales and marketing expenses decreased by approximately $0.2 million, or 5%, in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, and decreased by approximately $0.7 million in the first six months of 1997 compared to the first six months of 1996. As a percentage of sales, these expenses were 20% in the second quarter of fiscal 1997 and 22% in the first six months of 1997, compared with 30% and 29% in the second quarter and first six months of fiscal 1996, respectively. The decreases in sales and marketing expenditures were due primarily to decreased outside representative commissions, advertising, trade show, product collateral expenses, and other related costs, partially offset by increases in direct sales related salary and commission expenses. In early 1996, the Company allocated additional resources to increase its direct sales force in order to focus its efforts on increasing sales. Correspondingly, the Company reduced the number of outside manufacturing representative agencies promoting the Company's products resulting in lower overall costs to the Company. The Company believes that sales and marketing expenses will increase slightly for the remainder of fiscal 1997 as the Company launches a series of new switching products into the market.

Research and development expenses increased by approximately $0.5 million, or 33%, in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and increased by approximately $1.0 million in the first six months of fiscal 1997 compared with the first six months of fiscal 1996. The quarter-to-quarter increase was due to increases in personnel, prototype materials, and outside consulting services. The higher spending in these areas resulted from increased product development activities for new 10 Mbps Ethernet switches and hubs, Fast Ethernet (100 Mbps) hubs, switches and software related development expenses. The Company expects that future spending on research and development will increase in absolute dollars for the remainder of fiscal 1997.

General and administrative expenses increased by approximately $75,000, or 10%, in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and increased by approximately $157,000 in the first six months of fiscal 1997 compared with the first six months of fiscal 1996. As a percentage of net sales, these expenses were 4% for both the second quarter and first six months of fiscal 1997, as compared with 5% for both the second quarter and first six months of fiscal 1996. The increase in general and administrative expenses in absolute dollars in fiscal 1997 is primarily related to higher legal and outside consulting services. The Company expects that future spending will increase in absolute dollars during the remainder of fiscal 1997.

Based on the current estimate of its expected operating results, and certain other factors, the Company expects its effective tax rate to be 38% through fiscal 1997.

FACTORS AFFECTING FUTURE OPERATING RESULTS

A significant portion of the Company's sales are related to sales of Apple's Macintosh computers. In January 1997, Apple announced significant operating losses due to reduced product sales and a management reorganization. A continuing decline in sales of Macintosh computers, over which the Company has no control, may adversely affect sales of the Company's products.

Beginning in fiscal 1996 and continuing in fiscal 1997, the Company increased its focus on its Fast Ethernet network products and the IBM PC-compatible market in order to gain market share. Competition in this market is intense and includes several companies that have significantly greater resources and broader brand name recognition than the Company. As such, there can be no assurance the Company will be successful in penetrating the PC-compatible market. Nevertheless, the Company has committed itself to focusing significant efforts in dominating certain vertical markets, principally the pre-press and graphics intensive markets, and the educational marketplace, areas where Asant<e'> already has proven strengths, in an effort to capitalize on its already positive product and brand recognition.

The Company continues to focus its research and development activities on introducing additional products supporting the adoption of the 100 Mbps standard in Ethernet networking (100BASE-T, or "Fast Ethernet"), which enables users to conduct high speed LAN data transmission. The Company continues to allocate significant resources on research and development of additional switching products which the Company believes is a large growth market. To complement its high-speed hardware products the Company continues to develop cutting edge software products that enhance the performance of the network systems products. In that regard, the Company's future operating results are somewhat dependent on the market acceptance and rate of adoption of this technology, and on the Company's ability to timely bring more switching products to market.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997, the Company had approximately $14 million of cash and cash equivalents on hand, and working capital of approximately $26 million. In January 1997, the Company renewed its line of credit with its bank providing for maximum borrowings of $5 million with a new expiration date of January 31, 1998. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal years 1995 and 1996, or for the six months of fiscal 1997. The Company is currently in compliance with all such covenants.

The Company believes that current cash and cash equivalents along with the bank line of credit are sufficient to fund its operations and meet anticipated capital requirements for fiscal 1997.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On September 13, 1996, a complaint was filed in federal court (United States District Court, Eastern District of New York) by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879.
The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. To date, no discovery has been taken. The Company intends to defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 25, 1997 in San Jose, California, the stockholders (i) elected five directors to serve on the Company's Board of Directors, (ii) amended the Company's 1990 Stock Option Plan and (iii) ratified the Company's appointment of Price Waterhouse LLP as independent accountants.

The vote for nominated directors was as follows:

                NOMINEE                 FOR             AGAINST
                -------                 ---             -------
           Jeff Yuan-Kai Lin         8,174,558          171,690
           Wilson Wong               8,174,358          171,890
           Michael D. Kaufman        8,173,649          172,599
           Edmond Y. Tseng           8,174,349          171,899
           Cyrus Y. Tsui             8,174,549          171,699

The vote for amending the Company's 1990 stock option plan was as follows:

              FOR        AGAINST        ABSTAIN       BROKER NON-VOTE
              ---        -------        -------       ---------------
           5,220,409     635,805        15,760           2,484,274

The vote for ratifying the appointment of Price Waterhouse LLP was as follows:

              FOR                 AGAINST              ABSTAIN
              ---                 -------              -------
           8,336,998               7,350                1,900


ITEM 5.  OTHER INFORMATION

Effective March 1, 1997, Dr. David K. Lam, Founder of Lam Research, accepted a position on Company's Board of Directors. As such, Dr. Lam will fill the seat left vacant by Soo Boon Koh's resignation on January 17, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.)  Exhibits:

     10.9F      Seventh Modification Agreement to the Loan and
                Security Agreement dated July 20, 1993.

     11.1       Statement re computation of per share earnings.

     (b.)  Reports on Form 8-K:       None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 1997                      ASANT<E'> TECHNOLOGIES, INC.
                                                (Registrant)


                                       By:   ROBERT A. SHEFFIELD

                                           Robert A. Sheffield
                                       Vice President, Finance and
                                          Chief Financial Officer
                           (Authorized Officer and Principal Financial Officer)