Form 10-Q
period 1997-06-28
ASANTE TECHNOLOGIES INC
filed 1997-08-12
CIK 913598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________

                                 FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1997

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

             Yes   X            No

As of June 28, 1997 there were 9,034,972 shares of the Registrant's Common Stock outstanding.

                       ASANT<E'> TECHNOLOGIES, INC.

                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                          PAGE NO.


Item 1:  Financial Statements:

    Unaudited Condensed Balance Sheets -
         June 28, 1997 and September 28, 1996                  3

    Unaudited Condensed Statements of Operations -
         Three and nine months ended June 28, 1997
         and June 29, 1996                                     4

    Unaudited Condensed Statements of Cash Flows -
         Nine months ended June 28, 1997,  and
         June 29, 1996                                         5

    Notes to Unaudited Condensed Financial Statements        6-8

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      9-11



PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                    12

Item 6:  Exhibits and Reports on Form 8-K                     12

         Signature                                            13

                         PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS
                          ASANT<e'> TECHNOLOGIES, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                               (in thousands)

                                           June 28,             September 28,
                                             1997                   1996
Assets

Current assets:
  Cash and cash equivalents                $13,606                    $12,693
  Accounts receivable, net                   9,527                     10,038
  Inventory                                 11,063                      9,851
  Other current assets                       4,662                      5,576
                                          --------                    -------
         Total current assets               38,858                     38,158

Property and equipment, net                  2,869                      1,524
Other assets                                   313                        284
                                          --------                    -------
         Total assets                      $42,040                    $39,966
                                          ========                    =======

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                          $8,887                     $8,882
  Accrued expenses                           4,350                      4,175
                                            ------                     ------
         Total current liabilities          13,237                     13,057
                                            ------                     ------

Stockholders' equity:
  Common stock                              26,000                     25,322
  Retained earnings                          2,803                      1,587
                                           -------                     ------
         Total stockholders' equity         28,803                     26,909
                                           -------                     ------
Total liabilities and stockholders'
 equity                                    $42,040                    $39,966
                                           =======                    =======

The accompanying notes are an integral part of these Unaudited Condensed
 Financial Statements

                       ASANT<e'> TECHNOLOGIES, INC.
               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)


                             Three months ended           Nine months ended
                             June 28,   June 29,         June 28,    June 29,
                              1997        1996             1997        1996

Net sales                   $22,602     $16,102          $61,269     $47,414
Cost of sales                14,776       9,512           39,153      28,266
                            -------     -------          -------     -------
 Gross profit                 7,826       6,590           22,116      19,148
                            -------     -------          -------     -------
Operating expenses:
 Sales and                    4,513       5,108           12,913      14,194
  marketing
 Research and                 1,643       1,528            5,277       4,210
  development
 General and                    932         774            2,513       2,198
  administrative
                            -------     -------          -------     -------
Total operating expenses      7,088       7,410           20,703      20,602
                            -------     -------          -------     -------
Income (loss) from              738        (820)           1,413      (1,454)
 operations

Interest & other income,        197         156              487         479
 net                        -------     -------          -------     -------

Income (loss) before income     935        (664)           1,900        (975)
 taxes
Provision (benefit) for         318           0              684        (116)
 income taxes               -------     -------          -------      ------

Net income (loss)              $617       ($664)          $1,216       ($859)
                            =======     =======          =======     =======

Net income (loss) per share   $0.07      ($0.08)           $0.13      ($0.10)
                            =======     =======          =======     =======
Weighted average common       9,134       8,732            9,134       8,961
 shares and equivalents     =======     =======          =======     =======

The accompanying notes are an integral part of these Unaudited Condensed
 Financial Statements

                         ASANT<e'> TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                      Nine months ended
                                                 June 28,             June 29,
                                                   1997                1996

Cash flows from operating activities:
  Net income (loss)                               $1,216                ($859)
  Adjustments to reconcile net income (loss)
      to cash provided by operating activities:
    Depreciation and amortization                    707                  820
  Changes in operating assets and liabilities:
    Accounts receivable                              511                  376
    Inventory                                     (1,212)              (1,217)
    Other current assets                             914                1,844
    Accounts payable                                   5                1,692
    Accrued expenses                                 175                 (465)
                                                 -------              -------
NET CASH PROVIDED BY OPERATING ACTIVITIES          2,316                2,191
                                                 -------              -------
Cash flows from investing activities:
    Purchases of property and equipment           (2,052)                (882)
    Purchases/maturities of marketable               -                  1,700
       securities
    Other assets                                     (29)                (294)
                                                 -------              -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  (2,081)                 524
                                                 -------              -------
Cash flows from financing activities:
    Net proceeds from issuance of common stock       678                  554
                                                 -------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES            678                  554
                                                 -------              -------
Net increase in cash and and cash equivalents        913                3,269
Cash and cash equivalents, beginning of period    12,693               10,371
                                                 -------              -------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $13,606              $13,640
                                                 =======              =======

Supplemental disclosures of cash flow
 information:

    Interest paid during the year                     $6                  $10
                                                 =======              =======
    Income taxes paid (refunded) during            ($575)             ($1,835)
      the year                                   =======              =======

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


2.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock issuable upon the exercise of stock options, except when antidilutive. Common equivalent shares have been computed using the modified treasury stock method for the three and nine month periods ended June 28, 1997, and the treasury stock method for the three and nine months ended June 29, 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share". This statement is effective for the Company's fiscal year ending October 3, 1998. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for three and nine month periods ended June 28, 1997 and June 29, 1996, the Company's earnings (loss) per share using the treasury stock method would have been as follows:

                             Three Months Ended   Nine Months Ended
                             ------------------   -----------------
                             June 28, June 29,    June 28, June 29,
                               1997     1996        1997    1996
                             --------- --------   -------- --------
Basic income (loss)
 per share                     $0.07   ($0.08)    $0.14    ($0.10)
Diluted income (loss)
 per share                     $0.07   ($0.08)    $0.13    ($0.10)


3.  INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:

                                    June 28,     September 28,
                                      1997           1996
                                ----------------- -----------------
                                         (in thousands)
                                      --------------------

Raw materials and component parts $  3,105          $3,298
   Work-in-process                   2,642           1,630
   Finished goods                    5,316           4,923
                                 ---------       ---------
                                   $11,063          $9,851
                                    ======          ======

4. BANK BORROWINGS

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. This line of credit expires January 31, 1998. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal years 1995 and 1996, or for the first nine months of fiscal 1997.


5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for all periods. Under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on the current estimate of expected operating results and certain other factors, the Company expects its effective rate to be 36% through fiscal 1997.

6.  LEGAL PROCEEDINGS

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Standard Microsystems. To date, only minimal discovery has been taken. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. The defendants expect to serve claim charts setting forth the basis for their belief there is no infringement in or around August 1997. A ruling on various claim interpretations is not expected until early 1998. The Company intends to defend the action vigorously.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended June 28, 1997, and the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996. Actual results may vary significantly.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1997 were approximately $22.6 million, an increase of approximately $6.5 million, or 40%, from net sales of approximately $16.1 million for the third quarter of fiscal 1996. Net sales for the first nine months of fiscal 1997 increased by approximately 29% to $61.3 million compared to $47.4 million in the first nine months of fiscal 1996. This sales increase was due primarily to increased sales during the quarter of approximately $1.3 million of the Company's 10/100 "Fast Ethernet" and PCI adapter card products, and approximately $8.0 million in OEM sales including sales to Apple and other subcontract manufacturers. This increase was partially offset by an approximately $2.3 million decline in sales of other older 10Mbps adapter card products due in part to the continuing incorporation of Ethernet connectivity into the motherboard of high performance products, and by a decline in sales dollars from the Company's 10Mbps managed systems products due to competitive pricing pressures and softer than expected sales into the educational market. In the third quarter of fiscal 1997, OEM sales accounted for approximately $8.4 million, or 37% of total sales. This compares to approximately $0.4 million, or approximately 3% of total sales, for the third quarter of fiscal 1996. Management anticipates that sales of 10/100 Fast Ethernet shared and switching products will increase as a percentage of total sales, and OEM sales will decrease as a percentage of total sales in the next quarter.

Sales outside the United States accounted for approximately 15% of net sales for the third quarter of fiscal 1997 and was approximately 19% for the first nine months of fiscal 1997. This decrease was due in part to the increase in worldwide OEM sales which are reported in North American sales. These percentages compare with approximately 20% and 27% for the third quarter and first nine months of fiscal 1996, respectively. No assurance can be given that the Company will supply product to its current OEM customers at current levels. In the event that such OEM customers reduce their level of purchases, the Company would experience an adverse impact on its financial position and results of operations.

The Company's gross profit as a percentage of net sales decreased to 35% for the third quarter of fiscal 1997 from 41% in the third quarter of fiscal 1996. The third quarter gross margins were affected by the approximately $8.0 million increase in OEM sales at lower margins. For the first nine months of fiscal 1997, the gross profit percentage decreased to approximately 36% from 40% for the first nine months of fiscal 1996 due primarily to the increased sales of products to OEM customers.

Sales and marketing expenses decreased by approximately $0.6 million, or 12%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, and decreased by approximately $1.3 million, or 9%, in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of sales, these expenses were 20% in the first nine months of fiscal 1997 and 21% in the first nine months of fiscal 1997, compared with 32% and 30% in the third quarter and first nine months of fiscal 1996, respectively. The decreases in sales and marketing expenditures were due primarily to decreased advertising, outside representative commissions, trade show, product collateral expenses, promotional expenses, and other related costs, partially offset by increases in marketing and direct sales related salary and commission expenses. In early 1996, the Company allocated additional resources to increase its direct sales force in order to focus its efforts on increasing sales. Correspondingly, the Company reduced the number of outside manufacturing representative agencies promoting the Company's products resulting in lower overall costs to the Company. The Company believes that sales and marketing expenses will remain fairly flat in absolute dollars for the remainder of fiscal 1997.

Research and development expenses increased by approximately $0.1 million, or 8%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and increased by approximately $1.1 million in the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996. The quarter-to-quarter increase was due to increases in prototype materials, outside consulting services, and increased depreciation resulting from increased capital equipment purchases. The higher spending in these areas focused primarily on increased product development activities for new 10 Mbps Ethernet switches and hubs, Fast Ethernet (100
Mbps) hubs, switches and software related development. The Company expects that future spending on research and development will increase in absolute dollars for the remainder of fiscal 1997.

General and administrative expenses increased by approximately $0.2 million, or 20%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and increased by approximately $0.3 million in the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996. As a percentage of net sales, these expenses were 4% for both the third quarter and first nine months of fiscal 1997, as compared with 5% for both the third quarter and first nine months of fiscal 1996. The increase in general and administrative expenses in absolute dollars in fiscal 1997 is primarily related to higher outside consulting and legal services. The Company expects that future spending will increase slightly or remain fairly flat during the remainder of fiscal 1997.

Based on the current estimate of its expected operating results, and certain other factors, the Company expects its effective tax rate to be 36% through fiscal 1997.

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

Beginning in fiscal 1996 and continuing in fiscal 1997, the Company increased its focus on its Fast Ethernet network products and the IBM PC-compatible market in order to gain market share. Competition in this market is intense and includes several companies that have significantly greater resources and broader brand name recognition than the Company. As such, there can be no assurance the Company will be successful in penetrating the PC-compatible market. Nevertheless, the Company has committed itself to focusing significant efforts in dominating certain vertical markets, principally the pre-press and graphics intensive markets, and the educational marketplace in an effort to capitalize on its already positive product and brand recognition. These are areas where Asant<e'> already has proven strengths.

The Company continues to focus its research and development activities on introducing additional products supporting the adoption of the 100 Mbps standard in Ethernet networking (100BASE-T, or "Fast Ethernet"), which enables users to conduct high speed LAN data transmission. The Company continues to allocate significant resources on research and development of additional switching products which the Company believes is a large growth market. To complement its high-speed hardware products, the Company continues to develop cutting edge software products that enhance the performance of the network systems products. In that regard, the Company's future operating results are somewhat dependent on the market acceptance and rate of adoption of this technology, and on the Company's ability to timely bring more switching products to market.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1997, the Company had approximately $13.6 million of cash and cash equivalents, and working capital of approximately $25.6 million. In January 1997, the Company renewed its line of credit with its bank providing for maximum borrowings of $5 million with a new expiration date of January 31, 1998. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal years 1995 and 1996, or for the nine months of fiscal 1997. The Company is currently in compliance with all such covenants.

The Company believes that current cash and cash equivalents along with the bank line of credit are sufficient to fund its operations and meet anticipated capital requirements for fiscal 1997.

                        PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Standard Microsystems. To date, only minimal discovery has been taken. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. The defendants expect to serve claim charts setting forth the basis for their belief there is no infringement in or around August 1997. A ruling on various claim interpretations is not expected until early 1998. The Company intends to defend the action vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a.) Exhibits:

     11.1 Statement re computation of per share earnings.

   (b.) Reports on Form 8-K: None

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1997           ASANT<E'> TECHNOLOGIES, INC.
                                       (Registrant)


                                 By:   ROBERT A. SHEFFIELD

                                    Robert A. Sheffield
                                Vice President, Finance and
                                  Chief Financial Officer
                   (Authorized Officer and Principal Financial Officer)