Form 10-K
period 1997-09-27
ASANTE TECHNOLOGIES INC
filed 1997-12-23
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 27, 1997

                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 28, 1997 as reported on the Nasdaq National Market, was approximately $43,738,499. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of November 28, 1997, the Registrant had 9,148,017 shares of Common Stock outstanding.

                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on February 24, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                          TABLE OF CONTENTS


                                                                                    Page of
                                                                                     Report
                                               PART I
ITEM 1.           BUSINESS                                                              3

ITEM 2.           PROPERTIES                                                           15

ITEM 3.           LEGAL PROCEEDINGS                                                    15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16


                                               PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS                                                  18

ITEM 6.           SELECTED FINANCIAL DATA                                              19

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                            20

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          27

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING FINANCIAL DISCLOSURE                                      43


                                              PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   44

ITEM 11.          EXECUTIVE COMPENSATION                                               44

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                           44

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       44


                                               PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K                                                             45

SIGNATURES                                                                             48

================================================================================

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. These forward-looking statements speak only as of the date hereof, and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


ITEM 1.       BUSINESS

Asante Technologies, Inc. ("Asante" or the "Company"), founded in 1988, designs, manufactures and markets high-performance computer networking products that address networking requirements at the departmental and workgroup level within corporations and small businesses. The Company sells its products primarily through distributors and supports this distribution channel with marketing and promotional programs and a network of direct sales and service personnel. The Company focuses much of its efforts in certain vertical markets, namely, the educational channel and in pre-press, digital graphic communications and related markets requiring high bandwidth solutions, where the Company can differentiate the performance and features of its products from those of its competitors.

The majority of the Company's products are designed to function across either standard Ethernet (10 Megabits per second known as 10 Mbps, 10BASE-T), or Fast Ethernet (100 Megabits per second, known as 100 Mbps, 100BASE-T) networks. Ethernet is a type of network topology which determines how packets, or message units, are handled and sent across the network. Ethernet is the most widely used communication standard in Local Area Networks ("LAN").

There are five primary trends in computer networking that affect the Company's business: 1) the adoption of switched Ethernet technology, 2) the adoption of Fast Ethernet products, 3) the use of "Intranet" software technology in corporate local area networks, 4) the gains in market share of Microsoft Windows NT(TM), and 5) the seasonality of certain segments of the networking industry.

The first trend is the growth in commercialization and adoption of Ethernet switching technology, which enables a dedicated communication between a sending and receiving computer or device as opposed to traditional shared Ethernet, where multiple users share communication lines. Initially, switching products were used primarily within larger companies which were the first to experience congestion in their traditional network architectures. More recently, adoption of switching technology has spread to smaller companies. Furthermore, many companies are deploying switching at all layers of the network: in the local area network backbone, in server groups, at the workgroup level, and in direct connections to desktop PCs. This is especially applicable to those companies which focus in high bandwidth graphics intensive applications. The Company introduced several new switching products in 1996, delivered two new families of high performance switching products in 1997 designed to meet the needs of the most high-bandwidth demanding applications and, in early fiscal 1998, announced a fourth switching product line designed to meet the needs of those customers demanding high performance, cost effective solutions. In 1998, the Company will continue to focus research and development resources on the development of

                                       3
================================================================================
additional switching products and plans to bring switches to market based on its own ASIC technology. Switches with the Company's ASIC technology are designed to have more features with a lower manufacturing cost.

The second trend is the adoption of Fast Ethernet (100 Mbps) technology. The users of this technology are in two very different sectors of the market: large corporations seeking a solution to congestion at the "top" of their networks, and those using specific vertical applications, such as publishing, pre-press, imaging and multimedia, which routinely transfer very large files across their networks. The Company offers a wide range of 100 Mbps Fast Ethernet shared hubs and cards and switch products which have achieved strong recognition and critical acclaim.

The Company's Fast Ethernet products are differentiated from those of the Company's competitors through software utilities that significantly improve the overall performance of a Fast Ethernet networking solution. In 1996, the Company introduced NetDoubler(TM), a software enhancement utility which optimizes Fast Ethernet performance significantly across most network topologies including standard Ethernet, Fast Ethernet, and token ring networks. NetDoubler(TM) currently runs on Windows NT(TM), Macintosh(TM) and Power PC(TM), and Unix operating systems. The Company has entered into technology licensing agreements with several other companies that offer networking software solutions to enable NetDoubler(TM) to be offered on both Sun and Silicon Graphics servers. This has had the effect of increasing the demand for the Company's desktop portion of the NetDoubler(TM) solution, and in turn, the demand for NetDoubler(TM)-enabled adapter cards and Fast Ethernet hubs have increased. An adapter card, or "NIC" as they are often called, is a card that plugs into a computer enabling the computer to communicate with all other computers on the network.

The third trend affecting the market for local area networking equipment is the rapid adoption of internet software for internal corporate networks. The resulting "Intranets" are based on web servers and web browser technology. This technology is easily deployed and the development tools offer large gains in programmer productivity. This has caused growth in both the development of in-house corporate applications based on Intranet technology, and efforts by standard product software companies to develop products based on this same technology. Many corporations view Intranet software technology as a cost-effective alternative to traditional client-server software architectures. The Company has taken steps to integrate Intranet technology into its new switches in the form of a built-in, Java(TM)-enabled, HTTP server. The Company has also developed IntraSpection(TM), discussed below, to capitalize on this trend.

The fourth trend in the local area networking market is the reported growth in sales and market share for the Microsoft Windows NT(TM) operating system. The low installation and maintenance cost, scalability, and compatibility with desktop versions of Windows have made Windows NT(TM) an effective solution for servers in corporations.

In response to the third and fourth trends, the Company has developed a web-based network management software product called IntraSpection(TM) that allows networks to be managed by any web browser, thus facilitating the use of Intranet technology and Windows NT(TM) or Windows 95(TM) network management solutions. By using IntraSpection(TM) for Windows NT(TM) or Windows 95(TM) and Intranet technology, customers may reduce their network management costs since Windows NT(TM) and Windows 95(TM) are much lower cost platforms than the Unix platforms used for most of the major networks. In addition, Intranet software tools offer higher programmer productivity, thus allowing customers to customize the IntraSpection(TM) system inexpensively. IntraSpection(TM) also

                                       4
================================================================================
allows the customer to manage all of its network resources using only one system, thus decreasing network management costs.

The fifth trend which effects the local area networking market and the Company in particular is the seasonality of the Company's business. The first factor which affects the Company most in the market is caused by the budgeting and purchasing cycles of certain segments of the Company's customers. The Company has a strong presence in the educational market. This market is characterized by its typically seasonal purchasing habits due to the nature of educational seasons and the ability for school administrators to more easily install network systems during times when the majority of users (students) are not in session. Secondly, many schools and other governmental agencies spend based on seasonal budgets and accept bids only seasonally.

The Company continues to sell Ethernet and Fast Ethernet adapters to customers who use Apple Macintosh(TM) computers. The Company historically has been heavily associated with, and therefore had a dependence on, selling products into the Apple after-market. While the Company currently designs its products to work on all computer platforms and does not rely on new Apple product introductions, a large portion of its sales in the near term are expected to be related to Apple products. Any material decrease in sales of Macintoshes or additional developments adversely affecting Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company is dependent on the release of new products, specifically in the switch and Fast Ethernet areas. Delays in bringing new products to market would have a material adverse effect on the Company's financial results and condition.

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


Products

Switch Products

Asante's comprehensive line of switches includes multiple families of switches designed to meet the needs of both its vertical and horizontal market customers.The IntraStack(TM) 10/100 dual speed switch family is currently Asante's highest performance product, designed to provide maximum bandwidth for those customers requiring a solution for high congestion situations. The family features an integrated HTTP management server with Java(TM)-enabled features, as well as other advanced functions. The

                                       5
================================================================================

IntraStack(TM) family, which uses the Company's patented Goldcard(TM) connector technology to expand the switching system via a 2.1 Gigabit PCI backplane, currently includes a suite of 3 units. The IntraStack(TM) 6014DSB base is a 12-port 10/100 auto-sensing management switch offering two additional MII expansion slots which allow additional 10/100 ports, 10/100 Fiber, or 10 FL modules to be added. The Intrastack(TM) 6016DSE switch offers an expansion module with 16 10/100TX ports and is fully manageable from the base module. The third product in this family is the IntraStack(TM) 6008FXE switch, which offers 8 100Base-FX (fiber) ports and is fully stackable using Asante's Goldcard(TM) technology with the entire IntraStack(TM) family. The IntraStack(TM) family is manageable with IntraSpection(TM) software.

The IntraSwitch(TM) switch family currently features two products. The IntraSwitch(TM) 5324 is a high performance 10 + 100 switch featuring 24 dedicated, 10 Mbps switched ports: one fixed, dual-speed 10/100TX port featuring NWay autonegotiation to automatically determine 10 or 100 Mbps operation; and two MII slots for optional 10/100TX, 100Base-FX, or 10Base-FL, expansion modules. The IntraSwitch(TM) 5212 introduced in the first quarter of fiscal 1998, has 12 dedicated, 10 Mbps switched ports: one fixed, dual-speed 10/100 TX port featuring NWay autonegotiation; and one MII slot. Both products feature integrated HTTP management software, RMON, and VLAN, among other features.

The FriendlyNet switch family features cost effective, high performance 10/100 Mbps unmanaged switches for the smaller network and "power users" with high bandwidth needs. The switches feature NWay autonegotiation to automatically determine either 10 or 100 Mbps operation. The Company also offers an 8 port plus 2 10/100 uplink FriendlyNet Switch. In fiscal 1998, the Company will introduce additional FriendlyNet switches to compliment its existing FriendlyNet switches, 100 Mbps hubs, and 10 Mbps hubs.

In fiscal 1996, the Company announced their first four full-featured workgroup switches for small to medium sized networks. The Asante 5216 Switch is a high-performance 16-port segmentation switch with two 100BASE-TX "fat pipes" for high-speed connections to servers or backbones. This product helps solve LAN congestion problems by increasing aggregate bandwidth by up to 16 times for a total of 360 Mbps. The 5216xp Switch offers the same port configuration as the 5216 switch, but with two additional expansion slots for 100BASE-TX, 100BASE-FX, or FDDI (single or dual attached station) modules. These modules can be utilized in any combination or individually as needed. The ReadySwitch 5104 and 5104 FX are smaller four-port Ethernet switches offering a single Fast Ethernet uplink for networks with high demand for server access. The 5104 FX includes a 100BASE-FX fiber optic port, providing a long distance backbone connection of up to two kilometers.


100BASE-T (Fast Ethernet) Systems

In addition to the Company's switches, the Company offers a complete family of Fast Ethernet systems and adapters to allow customers to connect personal computers and high performance servers over a corporate intranet. The Company's award-winning, high performance products offer customers with high bandwidth needs a complete line of products to fulfill their intranet needs and offers those customers with existing 10BASE-T Ethernet networks a cost effective migration path to transition to 100BASE-T networking.

The Asante Fast 100 Hub is a 100BASE-TX hub providing ten times the performance of 10 Mbps Ethernet and is targeted for bandwidth intensive graphic, multimedia,
and  mission-critical   applications.

                                       6
================================================================================

The 12-port version has a stackable architecture that supports up to 180 ports and comes in intelligent and non-intelligent configurations. The 6-port version is non-intelligent and comes in a non-stackable form. Features include autonegotiation for seamless integration of existing 10BASE-T with new 100BASE-T systems. The Asante Fast 100 Hub works with all personal computers equipped with a 100Mbps adapter, and supports Windows 95(TM), Windows NT(TM), Novell NetWare(TM), Banyan VINES(TM), and other popular network operating systems.

The Asante Fast 10/100 Bridge integrates 100Mbps Fast Ethernet workgroups into existing 10 Mbps networks by segmenting network traffic through the use of filtering and forwarding data packets. It is compatible with any 100BASE-TX Fast Ethernet hub, includes autonegotiation and LEDs for network performance indication, and supports the network operating systems mentioned above.

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


Fast Ethernet Adapter Cards

The Company's Asante Fast 10/100 dual speed adapters provide all-in-one compatibility to 10BASE-T and 100BASE-TX Ethernet networks for personal computers utilizing standard PCI bus architecture. The product plugs into the PCI slot of the computer and automatically configures itself to the system. It utilizes an "autonegotiating" feature that senses whether the network hub speed is 10 Mbps or 100 Mbps and sets the adapter speed accordingly. As such, the product allows the customer to migrate from the existing 10BASE-T network to a new Fast Ethernet network. The Asante Fast 10/100 has four LED lights to assist with trouble shooting and to indicate connection speed, link integrity and data traffic.


10BASE-T Systems and Adapter Cards

Along with the trend of new customers to move to switching among the more sophisticated sectors of the networking market, the demand for low cost 10 Mbps Ethernet technology from more price-sensitive customers continued to grow. This trend is particularly strong in the kindergarten through grade 12 education
market  in  which  the  Company  has  a  strong   reputation  and  product  name
recognition. The adoption by schools of wide area links to the worldwide internet has led to the use of low cost 10 Mbps shared technology for their local area networks. Schools connecting to the internet for the first time find that they need to install an Ethernet LAN and they have favored low cost 10 Mbps solutions. The Company continues to hold a competitive position in the market for 10 Mbps shared hubs, and will continue to pursue cost reduction objectives for its 10 Mbps product line to maintain competitiveness in this market. The Company expects that the growth in the 10 Mbps market will not continue at the current rate indefinitely as pricing for switching technology and 100 Mbps shared Ethernet technology will gradually make adoption of these standards more attractive.

The Company offers a broad family of 10BASE-T systems and adapters to meet needs ranging from the corporate workgroup to the departmental workgroup and small business user.

                                       7
================================================================================

The NetStacker(TM) is a dual-slot, two-segment, intelligent Ethernet concentrator that gives the user the flexibility of a multi-slot chassis with the convenience of a stackable hub. Up to three NetStacker(TM) units can be snapped together to support up to 72 users via 10BASE-T connections. Each chassis accommodates two multi-port repeater modules for 10BASE-T, 10BASE-2 and 10BASE-F Ethernet connectivity. A two-port Ethernet bridge module may be installed in any available chassis slot to segment and isolate network traffic. The NetStacker(TM) is also available with an SNMP-based network management module and is manageable with IntraSpection(TM) and AsanteViewTM Network Management software.

The AsanteHub 2072, an expandable, seven-slot, chassis-based, 72-port intelligent hub, offers departmental network managers enterprise-level features at a departmental price. It has a seven-slot architecture that allows the addition of a variety of multi-port repeater modules (10BASE-T, 10BASE-2 and 10BASE-F), a bridge module and an SNMP-based network management module. Network growth can be accommodated simply, inexpensively and on an as-needed basis by inserting new modules. A dual segment backplane allows the network manager to create two completely separate networks within the AsanteHub 2072's chassis to segment traffic and optimize network efficiency. When combined with AsanteView network management software, this hub provides centralized management and diagnosis which can be operated both locally and remotely to configure, control and set alarms for the hub from a personal computer. The Company also offers dual redundant power supplies for the AsanteHub 2072 for fault-tolerant applications.

The 10T Unmanaged hub family includes multiple port versions including 8, 12, and 24 port versions. In addition, the Company offers a 6-port, BNC unmanaged hub. These 10T hubs form a family of inexpensive, non-intelligent Ethernet hubs for connecting personal computers, workstations (including UNIX), network printers and other network resources to an Ethernet network. These systems are used for creating small networks or extensions to existing networks. They allow network managers to use economical unshielded twisted pair (UTP) telephone wire instead of coaxial cable to set up their LANs, and support all major network operating systems and hardware configurations.

The FriendlyNet 10T Hub in 5 port and 8 port product configuration also comprise a family of inexpensive, non-intelligent Ethernet hubs designed to complement the 10T-Hub/8, /12 and /24 meet the needs of the economy-minded user, small business, and home network. Their smaller size makes them ideal for small businesses and personal or home users who have limited workspace.

Adapter Cards for IBM-compatible personal computers. The Company's AsanteNIC(TM) and EtherPaC(TM) line of 10BASE-T Ethernet client access products consists of nine different cards, which support either PCI, ISA, EISA or MCA buses. All cards support Novell NetWare, Windows NT, Windows 95(TM) and other popular network operating systems and protocols.

Adapter Cards for Macintosh(TM) Computers. The Company sells an Ethernet adapter card and transceiver product line supporting all Macintosh(TM) platforms and all Ethernet cabling options. The Company also offers AsantePrint which allows older printers to be connected to 10 Mbps networks.

Other Client Access Products. Asante offers a family of converters to connect LocalTalk devices to an Ethernet network. These converters connect from 2 to 8 devices such as printers to an Ethernet network.

                                       8
================================================================================

In addition, the Company offers FriendlyNet media adapters to connect PC and Macintosh(TM) computers or printers with built-in Ethernet support to an Ethernet network.


Software Products

Software design and implementation is a key component of all Asante products. Separately, the company markets several cutting edge software products.

Asante currently offers two network management options: IntraSpection(TM) and AsanteView. IntraSpection(TM) is the Company's Web-based network management software program, providing users with customized management solutions and support for every SNMP-based network device on the market. IntraSpection(TM)'s customized support is available through Asante plug-in Personality Modules that are sold as additions to the basic IntraSpection(TM) software. Furthermore, because IntraSpection(TM) allows for programming in HTML and Java(TM) instead of the customary C++, network managers can quickly create customized management modules on their own, a capability previously not available in the networking industry. The basic IntraSpection(TM) software is available at no cost through the Company's internet site at http://www.asante.com. The Company has a patent pending on the IntraSpection(TM) software technology.

AsanteView is the Company's proprietary network management software that operates with the SNMP protocol. Using AsanteView with an AsanteHub 1016, NetStacker or 2072, a network manager can monitor and control the network. AsanteView enables the manager to gather network statistics, monitor network performance, pinpoint bottlenecks and errors and optimize network performance. The graphical user interface conveys network information at a glance. AsanteView offers both local and remote capabilities and permits management of up to 12 Asante hubs at the same time from a single management station.

Asante has developed multiple versions of its network acceleration software, NetDoubler(TM). Providing a high-performance solution for publishing and pre-press networks when combined with Asante switched and Fast Ethernet products, NetDoubler(TM) runs on Macintosh(TM) computers and most popular servers including Windows NT(TM) Macintosh(TM) and UNIX. The Company has a patent pending for its acceleration software technology.


Technology

The Company is a provider of leading edge products in the Ethernet networking industry. The Company introduced the first 100 Mbps stackable hub system products in 1995 and has continued to bring new technology to the market ahead of competition. In line with its goal to provide its customers with value-added features which continue to differentiate the Company's products from those of its competitors, the Company has developed and patented its GoldCard(TM) connector technology. The Company's Goldcard(TM) connector technology allows customers to expand the Company's switching via a 2.1 Gbps PCI backplane without having to use valuable 100BASE-T ports in order to connect the modules in a stack, giving the Company a true stackable system architecture that is cost effective for the customer.


Marketing and Distribution

                                       9
================================================================================

The Company markets its products in three main channels: first, through a two tier distribution channel which sells primarily to commercial and corporate users; second, the Company sells directly to a large number of educational institutions; and third, through a number of large OEM customers.

Asante's major distributors are leading wholesale distributors of computer products in North America. To supplement the efforts of these distributors overseas, the Company has appointed international distributors for specific territories. All of the Company's distributors are appointed on a non-exclusive basis.

Asante also sells its client access and network system products directly to major universities and educational institutions to take advantage of the significant penetration of the Company's products in these markets. Beginning in fiscal 1996, the Company expanded its effort to sell more products to OEM customers. As a result, a significantly increased portion of the Company's revenue resulted from OEM sales in fiscal 1997, due to certain agreements with larger OEM customers. The Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales are expected to constitute a significantly smaller portion of the Company's total sales in fiscal 1998.

Sales to customers outside the United States accounted for approximately 18%, 23% and 28% of the Company's net sales in fiscal years 1997, 1996, and 1995, respectively. The decrease in international sales as a percentage of total sales in fiscal 1997, was due predominately to increased sales of products to OEM customers in the United States. All sales to international customers are denominated in U.S. dollars. Accordingly, the Company's operating results are subject to the risks inherent in international transactions, including changes in regulatory requirements, exchange rate fluctuations that may make the Company's products more expensive to non-U.S. purchasers, tariffs or other barriers.

The Company believes that it has good relationships with its distributors and intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates, and promotes its products and builds brand name recognition by extensive trade advertising, participation in industry trade shows, and other marketing efforts. As of September 27, 1997, the Company supported the sales efforts of its distributors with 55 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories, and two outside sales representatives.

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

                                       10
================================================================================

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. A reduction in the sales effort by any of the Company's major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

In fiscal 1995, the Company changed its limited warranty policy to cover all products for the life of the product. In fiscal 1997, the Company altered a portion of its warranty policy limiting coverage on certain of its high-end switch products to 3 years. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a lifetime warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations.

Company warranties are limited to the Company's obligation to repair or replace the defective product. The Company attempts to further limit its liability to end-users through disclaimers of special, consequential and indirect damages and similar provisions in its end-user warranty. However, no assurance can be given that such limitations of liability will be legally enforceable.


Backlog

The Company generally ships products shortly after orders are received and consequently maintains very little backlog. Accordingly, the Company does not believe that its backlog as of any particular date is indicative of future sales.


Engineering and Product Development

The markets for the Company's client access and network system products continue to be characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Asante believes that maintaining its market position in the Macintosh(TM) connectivity market and expanding its presence in the multiplatform market requires continuing investment to develop new products, enhance existing products and reduce manufacturing costs.

As of September 27, 1997, the Company had 33 employees engaged in engineering and product development. During the fiscal years ended September 27, 1997, September 28, 1996, and September 30, 1995, the Company's engineering and product development expenses were approximately $7.1 million, $6.2 million and $4.5 million, respectively.

                                       11
================================================================================

The Company continues to invest significant resources in engineering projects and will continue to focus additional resources as needed in order to bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, in fiscal 1998 and going forward, the Company will focus additional efforts in the areas of software design, ASIC (Application Specific Integrated Circuit) design, and on system integration.

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


Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. This includes Orient Semiconductor Electronics, Ltd. ("OSE"), a semiconductor and printed circuit board assembler based in Taiwan, and several other subcontractors and manufacturers based in California, Taiwan and China. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to poor workmanship have not been material. See Note 3 of Notes to Financial Statements.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 1997, the Company purchased $16.8 million of goods from OSE. The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experience financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company, or otherwise fail to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing supply through alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan.

                                       12
================================================================================

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs, and certain ASICs used in the Company's 10/100 and 10T switching products. The Company does not have a long-term supply agreement with any of its suppliers. The Company believes that certain key components remain in short supply, and from time to time receives only limited allocations of these products which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on OSE and subcontractors to procure many of the components used in the Company's products. Procurement and stocking of components and subassemblies is done by these subcontractors based on the Company's purchase orders.


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

The Company believes the principal competitive factors in the departmental connectivity market are brand name recognition, value for price, breadth of product line, technical features, ease of product use, reliability, customer support and the ability to develop and introduce new or enhanced products rapidly. The Company believes that it has established itself as a supplier of high quality, reliable products and as a result, currently competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future against current or future competitors, or that it will be able to adapt successfully to changes in the market for its products. The Company's inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on the Company's business, financial condition and results of operations.

In the Macintosh(TM) client access market, Apple develops and markets products that compete directly with certain of the Company's client access products. The Company also competes with a number of other companies in this market. Apple provides Ethernet connectivity in its computers which has adversely affected sales of the Company's client access products. The Company also relies on an informal working relationship with Apple in connection with the Company's product development efforts. Apple is likely to continue to introduce competitive products, and has significantly greater financial, marketing and technical resources than the Company. Furthermore, no assurance can be given that Apple will not pursue a more aggressive strategy with respect to competitive products, increase the availability of

                                       13
================================================================================

Ethernet on the motherboard of its computers or in other ways attempt to make the sale of add-on products by third party developers and vendors such as the Company more difficult. If Apple takes any of such actions, the Company's business, financial condition and results of operations would be materially and adversely affected. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal 1997, a larger portion of the Company's sales represented products sold to OEMs. While the Company has pursued, and will continue to pursue, additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional large product volume arrangements, the loss of a single large OEM customer or several smaller OEM customers would have a material adverse effect on the Company's revenues. Unless the Company signs additional large OEM agreements in the near future, the Company expects that OEM sales will represent a lower percentage of total revenue in fiscal 1998.

A significant percentage of the Company's sales in fiscal 1997 were derived from products designed for use with Macintosh(TM) computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple's competition in the Company's adapter card market and Apple's decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

                                       14
================================================================================

Employees

As of September 27, 1997, the Company had 190 employees, including 33 in engineering and product development, 47 in manufacturing operations, 73 in marketing, sales and support services, and 37 in corporate administration.

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

None of the Company's employees are represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has never had any employee strike or work stoppage and considers its relations with its employees to be good.


ITEM 2.       PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies this facility under a lease with an original expiration date of September 1997, and providing for two options to extend the lease for up to an additional two and five years, respectively. During fiscal 1996, the Company exercised its option to extend the lease for an additional two years. The current two-year lease extension option expires on August 31, 1999. During 1997, the Company leased sales offices in Southern California, Colorado, North Carolina, Utah, Washington, Taiwan, England and Japan. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. See
Note 6 of Notes to Financial Statements.


ITEM 3.       LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In July and August of 1994, several complaints were filed against the Company and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging violations of federal securities laws. The lawsuits, which purport to be class actions brought on behalf of all purchasers of the Company's stock during the period from December 10, 1993 through July 11, 1994, were consolidated and plaintiffs filed a consolidated, amended class action complaint on October 21, 1994. In September 1995, the Company entered into an agreement in principle to settle the suit with the establishment of a settlement fund of $2.6 million. The Company contributed $520,000, with the remainder funded by the Company's insurance. On November 18, 1996, the Court entered an

                                       15
================================================================================
order finally approving the settlement and dismissing the action against all defendants with prejudice. See Note 7 of Notes to Financial Statements.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States Letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the Complaint denying any purported claims of the suit and the case is currently in its discovery phase. The Company intends to defend the action vigorously.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of November 20, 1997, and certain information regarding each of them are as follows:

    Name                 Age           Position with the Company
    ----                 ---           -------------------------
Jeff Yuan-Kai Lin        46          President and Chief Executive Officer
Wilson Wong*             50          Vice President and General Manager
Tommy Leung**            54          Vice President of Engineering
William Leung            56          Vice President of Operations
Robert Sheffield         48          Vice President of Finance, Chief Financial
                                     Officer, and Secretary
Paul Smith               39          Senior Vice President of
                                     Marketing and Sales

--------
*        Wilson Wong resigned as a Vice President and General  Manager in August
         1997.
--------
**       Tommy Leung passed away on November 24, 1997.


Mr. Lin co-founded the Company in 1988 and currently serves as President, Chief Executive officer and Chairman of the Board of Directors. Mr. Lin also assumed the position of Vice President of Engineering, which position he will hold until a qualified replacement for Mr. Tommy Leung is hired. From 1993 through 1994, he served as Vice President, General Manager of Network Systems Business. From 1991 to 1993, he served as the Company's Chairman of the Board of Directors and Chief Operating Officer. From 1988 to 1991, Mr. Lin served as the Company's Vice President of Operations and Engineering, Chief Financial Officer and Secretary.

Mr. Wong co-founded the Company in 1988. From 1994 to August 1997, he served as Vice President and General Manager and Co-Chairman of the Board of Directors. From 1993 to 1994, he served as Vice President and General Manager for the Company's client access products. From 1988 to 1993, he served

                                       16
================================================================================
as the Company's President and Chief Executive Officer. Mr. Wong resigned his position as an officer with the Company in August 1997, but continues to serve as a Director of the Board of Directors.

Prior to his death, Mr. Tommy Leung served as Vice President of Engineering since November 1996. He joined the Company in March 1994 and served in various capacities including Director of Client Access Engineering, Vice President of Client Access Engineering and Vice President of Technology. From 1989 to 1994 he was Chief Executive Officer of Datatrek Corporation. Mr. Tommy Leung was not related to Mr. William Leung.

Mr. William Leung joined the Company in August 1995 as Vice President of Operations. From December 1987 to August 1995, he was President and Chief Executive Officer of Cache Computers, Inc., a manufacturer of motherboards for personal computers. Mr. William Leung is not related to Mr. Tommy Leung.

Mr. Sheffield joined the Company in March 1996 and currently serves as Vice President of Finance, Chief Financial Officer, and Secretary. From 1994 to 1995 he served as Vice President of Business Development for Time Warner Interactive/Atari Games Corporation. From 1989 to 1994 he served as Vice President of Finance and Chief Financial Officer of Time Warner Interactive/Atari Games Corporation.

Mr. Smith joined the Company in May 1995 and currently serves as Senior Vice President of Marketing and Sales. From May 1995 to March 1997 he served as Vice President of Marketing. From 1994 to 1995 he was Chairman and Chief Executive Officer of Holosoft, Inc., a developer of application software for Personal Digital Assistants. Mr. Smith continues as Chairman of Holosoft. From 1993 to 1994, he was Vice President of Product Development and Manufacturing at Virtual Microsystems, Inc., a manufacturer of high performance CD-ROM servers and Internet access devices. From 1988 to 1993 he held senior management positions including Vice President of Marketing at Proxim, Inc., a manufacturer of wireless networking devices.

                                       17
================================================================================

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market under the trading symbol ASNT for the Company's last two fiscal years.

Fiscal 1997                         High                      Low
--------------------------------------------------------------------
First quarter                       $7 3/8                   $4 3/4
Second Quarter                       5 1/2                    4 3/16
Third quarter                        5 3/8                    3 5/8
Fourth quarter                       6 9/16                   4 7/8


Fiscal 1996                         High                      Low
--------------------------------------------------------------------
First quarter                      $14 1/2                   $7 7/8
Second Quarter                       8 1/8                    5 7/8
Third quarter                        9 1/4                    5 1/8
Fourth quarter                       7 1/4                    5 1/8


As of November 28, 1997, there were 119 stockholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties as well as quarterly variations in the Company's anticipated or actual results of operations and market conditions in high technology industries generally, may cause the market price of the Company's Common Stock to fluctuate significantly. The stock market has on occasion experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the actual results and related market price of the Company's stock may not be indicative of current or future performance.

Subsequent to the Company's fiscal year end, the Company issued 4,648 shares of its restricted common stock to Dr. David Lam as compensation for consulting services rendered by Dr. Lam's company during fiscal 1997 prior to his becoming a board member of the Company. Such shares were issued pursuant to a claimed exemption from registration under section 4(2) of the Securities Act of 1933, as amended, as a private placement to one individual who acquired such shares with investment intent.

                                       18
================================================================================

ITEM 6.         SELECTED FINANCIAL DATA
                (In thousands, except per share data)

Statement of Operations Data:                      Year ended
----------------------------------------------------------------------------------------

                                 9/27/97     9/28/96    9/30/95      9/30/94    9/30/93
                                 -------     -------    -------      -------    -------
Net sales                       $ 83,279   $ 66,990    $ 60,884    $ 79,941   $ 67,283

Income (loss) from operations   $  2,331   $ (1,338)   $ (6,324)   $  1,818   $  4,093

Net income (loss)               $  1,926   $   (457)   $ (3,705)   $  1,125   $  2,101

Net income (loss) per share     $   0.21   $  (0.05)   $  (0.45)   $   0.13   $   0.29


Balance Sheet Data:
--------------------------------------------------------------------------------
                                  9/27/97  9/28/96    9/30/95   9/30/94  9/30/93
                                  -------  -------    -------   -------  -------

Total assets                     $40,567   $39,966   $36,767   $40,913   $29,417

Mandatorily redeemable
convertible preferred stock         --        --        --        --     $ 1,948

Stockholders' equity             $29,874   $26,909   $26,119   $28,389   $ 6,383


                                       19
================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. These forward-looking statements speak only as of the date thereof, and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended September 27, 1997, and September 28, 1996, and September 30, 1995, respectively:


                                                    1997       1996       1995
                                                    -----     -----      -----
Net sales                                           100.0%    100.0%     100.0%
Cost of sales                                        63.7      60.0       67.2
                                                    -----     -----      -----
Gross profit                                         36.3      40.0       32.8
                                                    -----     -----      -----
Operating expenses:
   Sales and marketing                               20.8      28.4       29.2
   Research and development                           8.6       9.3        7.3
   General and administrative                         4.1       4.3        6.6
                                                    -----     -----      -----
     Total operating expenses                        33.5      42.0       43.1
                                                    -----     -----      -----
Income (loss) from operations                         2.8      (2.0)     (10.3)
Interest and other income (expense), net              0.8       0.9        0.4
                                                    -----     -----      -----
Income (loss) before income taxes                     3.6      (1.1)      (9.9)
Provision (benefit) for income taxes                  1.3      (0.4)      (3.8)
                                                    -----     -----      -----
Net income (loss)                                     2.3%     (0.7%)     (6.1%)
                                                    =====     =====      =====


The Company recorded net income for fiscal 1997 of $1.9 million, or $0.21 per share compared to a net loss of $0.5 million, or ($0.05) per share, in fiscal 1996.

                                       20
================================================================================

Net Sales

Net sales increased 24.3% to $83.3 million in fiscal 1997 from $67.0 million in fiscal 1996. Net sales were $60.9 million in 1995. The increase in net sales from fiscal 1996 to fiscal 1997 was due primarily to increased shipments of the Company's Fast Ethernet adapter products and new switched products as well as a significant increase in OEM sales. This increase was partially offset by reduced shipments of the Company's 10T (10 Mbps) adapter cards due in part to Apple's incorporation of Ethernet connectivity into the motherboard of certain of its Macintosh(TM) and PowerBook computers and competitive pricing pressures.

Sales of the Company's 10/100 dual speed "Fast Cards" and PCI products increased by $6.8 million to approximately $10.8 million in fiscal 1997 from approximately $4.0 million in fiscal 1996. This is due primarily to increased incorporation of the 100 Mbps, or "Fast Ethernet" industry standard, into an increasing number of client networks as prices decrease and the demand for higher bandwidth increases. Sales of these 10/100 Mbps adapter cards are expected to increase in fiscal 1998 as the Company introduces additional 100 Mbps switching products into its product line. The Company also saw significant growth in the sales of its switch products, due primarily to the introduction of the several new switch products during the second half of fiscal 1997. Sales of switch products increased by approximately $3.0 million to $5.1 million in fiscal 1997 from approximately $2.1 million in fiscal 1996. In addition, sales of product to OEM customers increased to approximately 25% of sales in fiscal 1997 compared with insignificant OEM sales in fiscal 1996. In particular, sales of the Company's 100 Mbps Fast Hubs to OEM customers increased materially during the year, complementing sales the Company made of an OEM Ethernet/fax modem card sold by the Company to Apple Computer in fiscal 1997, an agreement which concludes in early fiscal 1998. OEM sales are expected to constitute a significantly smaller portion of the Company's total sales in fiscal 1998.

During fiscal 1997, the Company expanded its line of Fast Ethernet (100Base-T, or 100 Mbps) products and introduced new software technology to complement the Fast Ethernet product line. The Company continued to focus its efforts on certain vertical market segments where Fast Ethernet switches and hub systems excel over standard Ethernet. Pricing continued to be under heavy competitive pressure, and in response, the Company continued a number of programs including discount programs, value added reseller programs, selling incentives, educational specific discounts, and announced several product price reductions during the year.

The increase in sales from fiscal 1995 to fiscal 1996 was due primarily to new product introductions of the Company's 10/100 and 100 Mbps adapter card and network system products including the completion of a full line of 100 Mbps stackable and non-stackable hubs and to the introduction of the Company's first 10 + 100 Mbps switches.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 18.0%, 23.1%, and 28.3% of net sales in fiscal 1997, 1996, and 1995, respectively. In the third quarter of fiscal 1997, the Company established a sales office in Germany, complementing its other international sales offices in the United Kingdom, Japan, Taiwan, and Canada. Despite this increased presence internationally, the Company experienced reductions in sales from its international offices, mostly in Japan and Asia due in part to the weakening of foreign currencies against the dollar worldwide and in part to the softness in demand for Apple Macintosh(TM) related products in Asia. The Company will continue to

                                       21
================================================================================
focus its efforts on increasing sales internationally over the next several quarters, but cannot be sure that its efforts will be successful.

The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. As such, the Company anticipates that the selling prices of its products will continue to decline. The Company makes significant ongoing efforts to develop new products and decrease its manufacturing costs faster than related declines in selling prices. If the Company is unable to offset anticipated price declines in its products by reducing its manufacturing costs and by introducing new products that gain market acceptance, its business, financial condition and results of operations will be materially and adversely affected.


Gross Profit

The Company's gross profit as a percentage of net sales decreased to 36.3% in fiscal 1997 from 40.0% in 1996, and 32.8% in fiscal 1995. This decrease during fiscal 1997 was due primarily to increased sales of product to OEM customers at lower margins and was also partially affected during the year by charges against sales due to various pricing and marketing programs. This gross profit decrease was partially offset by the Company's ability to achieve higher sales of certain of its advanced systems products with better margins. The Company's gross profit percentage in the future will continue to be affected by competitive pricing pressures, the Company's ability to further reduce the cost of its products, and the Company's pursuit of certain OEM sales opportunities at lower margins.

The increase in gross profit as a percentage of net sales from 32.8% in fiscal 1995 to 40.0% in fiscal 1996 was attributable primarily to improved management of production cycles and distribution channel inventory balances. The Company's gross profit percentage increase was partially offset during the year by charges against sales due to various pricing and marketing programs.


Sales and Marketing

Sales and marketing expenses decreased by 8.9% to $17.3 million in fiscal 1997, from $19.0 million in fiscal 1996. The fiscal 1996 expenses increased by 6.9% from $17.8 million in fiscal 1995. As a percentage of net sales, sales and marketing expenses were 20.8%, 28.4%, and 29.2% in fiscal 1997, 1996, and 1995, respectively. During fiscal 1996, the Company increased its direct field staff organization in order to focus its sales strategy on penetrating the IBM compatible market and its chosen vertical markets in order to capture market share. In achieving these goals the Company was able to lower the number of independent sales firms representing the Company, which served to significantly reduce spending on outside commissions in fiscal 1997. In addition, by focusing more on vertical markets and targeted markets, the Company has been able to reduce its spending on tradeshow, advertising, and collateral related expenses.

The increase in sales and marketing expenses from fiscal 1995 to fiscal 1996 was primarily a result of the addition of direct field sales personnel during fiscal 1995 and fiscal 1996, and to additional vertical

                                       22
================================================================================
marketing and PC-related sales and marketing programs, offset partially by lower outside representative commissions in the second half of fiscal 1996.

The Company expects that its sales and marketing expenses will increase slightly in fiscal 1998 in absolute dollars.


Research and Development

Research and development expenses increased by 15.1% to $7.1 million in fiscal 1997 from $6.2 million in fiscal 1996. Research and development expenses were $4.5 million in fiscal 1995. As a percentage of net sales, research and development expenses were 8.6%, 9.3% and 7.3% in fiscal 1997, 1996 and 1995, respectively. The $0.9 million increase in expenses from 1996 to 1997 resulted from the Company's commitment to focus additional resources on research and development in order to bring more Fast Ethernet (100Base-T, or 100 Mbps) products, switching products, and software products to market. As a result, salaries and wages increased by $0.3 million, and expenses related to prototype materials, tooling and set-up charges increased by approximately $0.5 million as the Company introduced two new lines of switching products.

Research and development expenses increased by $1.7 million from fiscal 1995 to fiscal 1996 due primarily to the Company's focus on bringing additional key switching, Fast Ethernet, and software products to market. As a result, the Company increased expenses relating to salaries and wages to recruit additional engineering personnel, non-recurring engineering expense charges, as well as other research related expenses.

The Company expects that spending on research and development will increase in the future in order to support the development of new products incorporating the Fast Ethernet standard, switching technology, ASIC technology, and cost reduction efforts pertaining to current products.


General and Administrative

General and administrative expenses increased 18.9% to $3.5 million in fiscal 1997 from $2.9 million in fiscal 1996. General and administrative expenses were $4.0 million in fiscal 1995. As a percentage of net sales, general and administrative expenses were 4.1%, 4.3%, and 6.6% in fiscal years 1997, 1996, and 1995, respectively. The increase in general and administrative expenses during fiscal 1997 was primarily due to increased outside service and consulting related fees and to increased salary and wage related expenses.

The decrease in administrative expenses from fiscal 1995 to fiscal 1996 was related primarily to the settlement and reduction in related defense litigation costs associated with the stockholders' class action suit and lower salary and other wage related expenses due to the Company's effort to control expenses.

The Company expects that general and administrative expenses will increase slightly in fiscal 1998 in absolute dollars.

                                       23
================================================================================

Income Taxes

The Company's effective tax rate for fiscal 1997, 1996, and 1995, was 36.0%, 37.7%, and 38.9%, respectively of revenue. Such rates differ from federal statutory rates principally due to state taxes and, in 1997, research and development credits.


Factors Affecting Future Operating Results

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to effectively and timely respond to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. Consequently from time to time the Company will be required to prosecute or defend against alleged infringements of such rights.

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Successfully addressing these factors is subject to various risks discussed in this report and other factors.

The Company is subject to various risks associated with international operations including currency exchange rate fluctuations, changes in costs of labor and material, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, fluctuations in monetary exchange rates and changes in the availability, capability or pricing of foreign suppliers could affect the results of the Company's operations.

In 1995, a coalition of more than one hundred companies (including Asante) supplying adapters, hubs, and other networking equipment developed a new standard for increasing the data transmission speed over Ethernet networks by ten-fold. This standard (100BASE-T, or "Fast Ethernet") has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company recently focused its research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing

                                       24
================================================================================

100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology.

The Company commits to expense levels, including investing in advertising and promotional programs, based in part on expectations as to future net sales levels. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company may not be able to reduce or reallocate such expense levels on a timely basis, which could adversely affect the Company's operating results. There can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis in the future.

The Company's target markets include end-users, value-added resellers (VARs), systems integrators and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, and economic conditions and seasonal purchasing patterns specific to the computer and networking industries. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors

The factors discussed above, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.


Liquidity and Capital Resources

During 1997, the Company's operating activities provided cash of $1.7 million compared to net cash provided of $0.9 million and $3.8 million in fiscal 1996 and 1995, respectively. During fiscal 1997, the increase in cash provided by operating activities resulted primarily from net income of $1.9 million, decreases in accounts receivable and the Company's income tax receivable and was offset by an increase in inventory, and by the decrease in the Company's accounts payable balances. The increase in cash during 1996 resulted from the increase in accounts payable and decrease in income tax receivable resulting from a 1995 loss carryback and was partially offset by the increase in accounts receivable, inventory, and the reduction in accounts payable to a major stockholder. Days of sales outstanding decreased to 32 at the end of fiscal 1997 compared to 47 at the end of fiscal 1996 which had the effect of increasing cash from operations.

Net cash used in investing activities was $2.4 million in fiscal 1997 which was due primarily to purchases of property and equipment, predominately for engineering, totaling approximately $2.3 million. The Company's purchasing activities consisted primarily of investments in computers, related equipment, and direct research and development related equipment. During fiscal 1997, 1996, and 1995, the Company's purchases of property and equipment totaled $2.3 million, $1.3 million, and $0.5 million, respectively.

                                       25
================================================================================

During fiscal 1997, 1996, and 1995, the Company generated cash from financing activities of approximately $1.0 million. The proceeds were predominately generated from the exercise of employee stock options.

At September 27, 1997, the Company had cash, cash equivalents and short-term investments of $12.9 million as compared to $12.7 million at September 28, 1996. Working capital was $26.7 million at September 27, 1997, compared to $25.1 million at September 28, 1996. The Company has a bank line of credit that provides for maximum borrowings of $5.0 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. As of September 27, 1997 there were no borrowings under the line of credit, and the Company was in compliance with all such covenants. The line of credit expires on January 31, 1998.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 1998. However, if additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

                                       26
================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Financial Statements and Financial Statement Schedule


Financial Statements:
           Report of Independent Accountants                                                 28

           Balance Sheets at September 27, 1997 and September 28, 1996                       29

           Statements of Operations for the years ended September 27, 1997,
                  September 28, 1996 and September 30, 1995                                  30

           Statements of Stockholders' Equity for the years ended
                  September 27, 1997,  September 28, 1996 and September 30, 1995             31

           Statements of Cash Flows for the years ended September 27, 1997,
                  September 28, 1996 and September 30, 1995                                  32

           Notes to Financial Statements                                                     33

           Quarterly Results of Operations (unaudited)                                       43

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

                                       27
================================================================================

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 27, 1997 and September 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Jose, California
October 24, 1997

                                       28
================================================================================

                            ASANTE TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           (in thousands, except share
                             and per share amounts)

                                                                                September 27,    September 28,
                                                                                     1997             1996
                                                                                   -------           -------
Assets

Current assets:
        Cash and cash equivalents                                                  $12,931           $12,693
        Accounts receivable, net of allowance for doubtful
                accounts, rebates and sales returns of $4,722 and $3,174             8,313            10,038
        Inventory                                                                   12,080             9,851
        Deferred income tax                                                          3,606             2,972
        Income tax refund receivable                                                  --               1,558
        Prepaid expenses and other                                                     490             1,046
                                                                                   -------           -------
                        Total current assets                                        37,420            38,158

Property and equipment, net                                                          2,768             1,524
Other assets                                                                           379               284
                                                                                   -------           -------
                        Total assets                                               $40,567           $39,966
                                                                                   =======           =======

Liabilities and stockholders' equity

Current liabilities:
        Accounts payable                                                           $ 4,958           $ 7,200
        Accrued expenses                                                             4,858             4,175
        Payable to stockholder                                                         877             1,682
                                                                                   -------           -------
                        Total current liabilities                                   10,693            13,057
                                                                                   -------           -------

Commitments and contingencies (Notes 6 and 7)


Stockholders' equity:
        Preferred stock, $0.001 par value; 2,000,000 shares authorized;
                no shares issued or outstanding                                       --                --
        Common stock, $0.001 par value; 25,000,000 shares authorized;
                9,121,601 and 8,859,990 shares issued and outstanding                    9                 9
        Additional paid-in capital                                                  26,352            25,313
        Retained earnings                                                            3,513             1,587
                                                                                   -------           -------
                        Total stockholders' equity                                  29,874            26,909
                                                                                   -------           -------
                        Total liabilities and stockholders' equity                 $40,567           $39,966
                                                                                   =======           =======


                             The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                      Year ended
                                                  ----------------------------------------------------
                                                  September 27,       September 28,      September 30,
                                                      1997                1996                 1995
                                                  ----------------------------------------------------
Net sales                                           $ 83,279            $ 66,990             $ 60,884
Cost of sales                                         53,040              40,220               40,936
                                                    --------            --------             --------
Gross profit                                          30,239              26,770               19,948
                                                    --------            --------             --------

Operating expenses:
        Sales and marketing                           17,322              19,007               17,784
        Research and development                       7,135               6,198                4,451
        General and administrative                     3,451               2,903                4,037
                                                    --------            --------             --------
                Total operating expenses              27,908              28,108               26,272
                                                    --------            --------             --------

Income (loss) from operations                          2,331              (1,338)              (6,324)
Interest and other income (expense), net                 678                 605                  257
                                                    --------            --------             --------
Income (loss) before income taxes                      3,009                (733)              (6,067)
Provision (benefit) for income taxes                   1,083                (276)              (2,362)
                                                    --------            --------             --------

Net income (loss)                                   $  1,926            $   (457)            $ (3,705)
                                                    ========            ========             ========

Net income (loss) per share                         $   0.21            $  (0.05)            $  (0.45)
                                                    ========            ========             ========

Weighted average common shares and equivalents         9,103               8,997                8,288
                                                    ========            ========             ========

               The accompanying notes are an integral part of these financial statements

                                                     ASANTE TECHNOLOGIES, INC.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (in thousands, except share amounts)


                                                                                         Additional                        Total
                                                              Common Stock                Paid-in         Retained     Stockholders'
                                                         Shares             Amount        Capital         Earnings        Equity
                                                        ---------         ----------     ----------      ----------      ----------
Balances as of September 30, 1994                       7,875,481           $    8       $   22,632      $    5,749      $   28,389

Common Stock issued under stock plans                     736,939                1              953                             954
Repayment of note receivable                                                                    196                             196
Amortization of deferred compensation                                                            17                              17
Tax benefit from employee stock
        transactions                                                                            268                             268
Net loss                                                                                                     (3,705)         (3,705)
                                                        ---------           ------       ----------      ----------      ----------

Balances as of September 30, 1995                       8,612,420                9           24,066           2,044          26,119

Common Stock issued under stock plans                     247,570               --              995                             995
Amortization of deferred compensation                                                             2                               2
Tax benefit from employee stock
        transactions                                                                            250                             250
Net loss                                                                                                      (457)            (457)
                                                        ---------           ------       ----------      ----------      ----------

Balances as of September 28, 1996                       8,859,990                9           25,313           1,587          26,909

Common Stock issued under stock plans                     256,963               --              996                             996
Compensation expense upon issuance
of common stock                                             4,648               --               20                              20
Tax benefit from employee stock
        transactions                                                                             23                              23
Net income                                                                                                   1,926            1,926
                                                        ---------           ------       ----------      ----------      ----------
Balances as of September 27, 1997                       9,121,601           $    9       $   26,352      $    3,513      $   29,874
                                                        =========           ======       ==========      ==========      ==========


                             The accompanying notes are an integral part of these financial statements

                                                     ASANTE TECHNOLOGIES, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                       Year ended
                                                                                        -------------------------------------------
                                                                                        September 27,  September 28,  September 30,
                                                                                            1997          1996          1995
                                                                                        -------------------------------------------
Cash flows from operating activities:
        Net income (loss)                                                                 $  1,926      $   (457)     $ (3,705)
        Adjustments to reconcile net income to
                   net cash provided by operating activities:
                Depreciation and amortization                                                1,062         1,092         1,182
                Write-off of purchased technology                                             --            --             289
                Compensation expense upon issuance of common stock                              20
                Deferred income taxes                                                         (634)          719          (753)
        Changes in operating assets and liabilities:
                Accounts receivable                                                          1,725        (1,534)        6,719
                Inventory                                                                   (2,229)       (2,842)        2,492
                Income tax refund receivable                                                 1,860           839        (1,879)
                Prepaid expenses and other current assets                                      603           659         1,351
                Accounts payable                                                            (2,242)        3,983        (1,881)
                Accrued expenses and other                                                     435          (651)         (384)
                Payable to stockholder                                                        (805)         (865)          348
                                                                                          --------      --------      --------
                           Net cash provided by operating activities                         1,721           943         3,779
                                                                                          --------      --------      --------

Cash flows from investing activities:
        Purchases of property and equipment                                                 (2,305)       (1,252)         (473)
        Purchases of marketable securities                                                    --            --            (985)
        Maturities of marketable securities                                                   --           1,700         4,285
        Other                                                                                 (142)           (6)          (71)
                                                                                          --------      --------      --------
                           Net cash provided by (used in) investing activities              (2,447)          442         2,756
                                                                                          --------      --------      --------

Cash flows from financing activities:
        Payment on note receivable from stockholder                                           --            --             196
        Proceeds from stock options exercised                                                  996           995           954
        Other                                                                                  (32)          (58)          (54)
                                                                                          --------      --------      --------
                           Net cash provided by financing activities                           964           937         1,096
                                                                                          --------      --------      --------

Net increase in cash and cash equivalents                                                      238         2,322         7,631
Cash and cash equivalents at beginning of year                                              12,693        10,371         2,740
                                                                                          --------      --------      --------
Cash and cash equivalents at end of year                                                  $ 12,931      $ 12,693      $ 10,371
                                                                                          ========      ========      ========


Supplemental disclosures of cash flow information:
        Interest paid during the year                                                     $      7      $     11      $     22
                                                                                          ========      ========      ========
        Income taxes paid (refunded) during the year                                      $   (143)     $ (1,835)     $    759
                                                                                          ========      ========      ========


                             The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.         The Company and Summary of Significant Accounting Policies

Asante Technologies, Inc. (the "Company") designs, manufactures and markets a broad family of 10BASE-T and 100BASE-T ("Fast Ethernet") client access and network system products. Asante's client access products (which include adapter cards and media access adapters) connect PCs, Macintoshes, and peripheral devices (such as printers) to Ethernet networks. The Company's network system products, which include intelligent and non-intelligent switches, hubs, bridge modules, and network management software for Macintoshes and PCs, interconnect users within and between departmental networks.

Management estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
Revenue from product sales to customers other than distributors is recognized upon shipment and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides a reserve for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

Sales to historically major distributors/customers whose revenue equals or exceeds 10% of net sales in any particular fiscal year as a percentage of net sales were as follows:

                                    1997              1996             1995
                                    ----              ----             ----
Distributor/customer A                22%               27%              21%
Distributor/customer B                --                --               17%
Distributor/customer C                --                10%              --
Corporate/customer D                  22%               --               --

                                       33
================================================================================

International sales as a percentage of net sales by geographic region were as follows:

                                    1997              1996             1995
                                    ----              ----             ----

United States                         82%               77%              72%
Europe                                10                11               16
Canada and Asia Pacific                8                12               12
                                     ----              ----             ----
                                     100%              100%             100%
                                     ====              ====             ====


Cash,  cash  equivalents and short-term  investments
Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition. The Company considers all investments with initial maturity periods of greater than 90 days to be short-term investments. The Company accounts for short-term investments in accordance with the provisions of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt or Equity Securities" ("FAS 115"). At September 27, 1997, and September 28, 1996, the Company did not hold any short-term investments.

Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivables. Accounts receivable are typically unsecured and are derived from worldwide distributor revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations. At September 27, 1997 and September 28, 1996, four customers accounted for 54% and 41%, respectively, of the accounts receivable balance.

Inventory
Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years. Equipment under capitalized leases is amortized over its useful life and included in depreciation expense.

Income taxes
Income taxes are computed using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

Research and development costs
Research and development costs are expensed as incurred. Research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is

                                       34
================================================================================
essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after the establishment of technological feasibility have not been material to date and therefore have been expensed.

Net income (loss) per share
Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock issuable upon the exercise of stock options using the treasury stock method, except when antidilutive.

In February 1997, Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings per share". This statement is effective for the Company's fiscal year ending October 3, 1998.
Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for three and twelve month periods ended September 27, 1997 and September 28, 1996, the Company's earnings
(loss) per share using the treasury stock method would have been as follows:


                                     Three Months Ended            Twelve Months Ended
                               -----------------------------  ------------------------------
                               September 27,   September 28,  September 27,    September 28,
                                  1997             1996           1997             1996
                               -------------------------------------------------------------
Basic income (loss)
   per share                     $0.08             $0.05          $0.21           ($0.05)
Diluted income (loss)
   per share                     $0.08             $0.04          $0.21           ($0.05)


Reclassification
Certain prior period balances have been reclassified to conform with current period presentation.

Foreign currency
The Company's transactions with foreign suppliers and purchasers are denominated in U.S. dollars. As a result, the Company's exposure to foreign currency gains and losses is minimal.

Fair value of financial instruments
For certain of the Company's financial instruments, including cash, cash equivalents, trade accounts receivable, receivable from related party, accounts payable and capitalized lease obligations, the carrying amounts approximate fair value due to the relatively short maturity of these instruments.

Recently issued accounting pronouncements
In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure", which requires disclosure of certain information related to the Company's capital structure. SFAS 129 is not anticipated to have a material impact on the Company's financial position or results of operations.

                                       35
================================================================================

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS must be made beginning with the first quarter of fiscal 1999 and is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective in fiscal 1999.


Note 2.           Balance Sheet Components

                                                           1997          1996
                                                         --------      --------
                                                             (in thousands)
Inventory:
         Raw materials and component parts               $  3,065      $  3,298
         Work-in-process                                    2,220         1,630
         Finished goods                                     6,795         4,923
                                                         --------      --------
                                                         $ 12,080      $  9,851
                                                         ========      ========

Property and equipment:
         Computers and R&D equipment                     $  7,161      $  5,112
         Furniture and Fixtures                             1,456         1,200
                                                         --------      --------
                                                            8,617         6,312
         Accumulated depreciation                          (5,849)       (4,788)
                                                         --------      --------
                                                         $  2,768      $  1,524
                                                         ========      ========

Accrued expenses:
         Payroll-related expenses                        $  1,197      $  1,239
         Sales promotion expenses                           1,469         1,077
         Warranty                                             572           572
         Other                                              1,620         1,287
                                                         --------      --------
                                                         $  4,858      $  4,175
                                                         ========      ========


Note 3.           Related Party Transactions

The  Company  has  a  supply   agreement  (the  "OSE   Agreement")  with  Orient
Semiconductor  Electronics,   Ltd.,  ("OSE").  OSE  and  one  of  its  principal
shareholders own, in aggregate, approximately 14% of the


                                       36
================================================================================

Company's Common Stock as of September 27, 1997. Under the OSE Agreement, the Company purchases from and sells to OSE certain component parts, at cost. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At September 27, 1997 and September 28, 1996, the Company had firm purchase commitments under the OSE Agreement of approximately $1.7 million and $3.5 million, respectively.

In connection with the OSE Agreement for fiscal 1997, 1996, and 1995, the Company sold, at cost, approximately $3.3 million, $5.5 million and $1.8 million, respectively, of component parts to OSE and purchased $16.8 million, $17.9 million and $16.0 million, respectively, of goods from OSE.

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


Note 4.           Income Taxes

The provision for income taxes is comprised of the following (in thousands):



                                             1997           1996          1995
                                            -------       -------       -------
Current tax expense (benefit)
         Federal                            $ 1,389       $  (995)      $(1,609)
         State                                  328          --            --
                                            -------       -------       -------
                                              1,717          (995)       (1,609)
                                            -------       -------       -------

Deferred tax benefit
         Federal                               (574)          780          (681)
         State                                  (60)          (61)          (72)
                                            -------       -------       -------
                                               (634)          719          (753)
                                            -------       -------       -------
                                            $ 1,083       $  (276)      $(2,362)
                                            =======       =======       =======


Deferred tax assets comprise the following (in thousands):

                                                               1997        1996
                                                              ------      ------
Deferred tax assets
         Receivable- and sales-related reserves               $1,837      $1,235
         Inventory-related reserves                              453         572
         Compensation accruals                                   322         227
         Depreciation                                           --            43
         Other                                                   994         895
                                                              ------      ------
Total deferred tax assets                                     $3,606      $2,972
                                                              ======      ======

                                       37
================================================================================

The Company was able to carry back tax losses in fiscal 1996 and 1995 which resulted in federal tax refunds of $1.2 million and $1.6 million, respectively.

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

A reconciliation of the income tax provisions computed at the federal statutory rate to the effective rate for the recorded provisions for income taxes is as follows:


                                                    1997       1996       1995
                                                    ----      -----      -----
Federal income tax statutory rate                   34.0%     (34.0)%    (34.0)%
State taxes, net of federal tax benefit              5.9       (6.1)      (6.1)
Research and development credit                     (8.8)       --         --
Other                                                4.9        2.4        1.2
                                                    ----      -----      -----
Effective income tax rate                           36.0%     (37.7)%    (38.9)%
                                                    ====      =====      =====


Note 5.           Stockholders' Equity


Preferred Stock
There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors. No such shares of Preferred Stock were issued or outstanding at September 27, 1997, or have been outstanding since the Company's public offering in December 1993.

Stock Based Compensation Plans
As of September 27, 1997, the Company had four stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans and complies with the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation".

The 1990 Stock Option Plan allows for the issuance of options to Company employees and consultants to purchase a maximum of 4,597,333 shares of common stock. This amount includes 1,000,000 shares authorized by a vote of shareholders at the Company's 1997 annual stockholders meeting.

The Directors' Stock Option Plan allows for the issuance of options to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company. The Directors' Stock Option Plan allows for the issuance of options to Non-Employee Directors to purchase a maximum of 300,000 shares of common stock.

The Key Executive Option Plan allows for the issuance of options to "Key" employees of the Company who are not recognized under the Directors' Stock Option Plan. The Key Executive Option Plan allows

                                       38
================================================================================
for the issuance of options to Key Employees to purchase a maximum of 404,999 shares of common stock.

Individuals owning more than 10% of the Company's stock are not eligible to participate in the Plans unless the option's price is at least 110% of the fair market value of the common stock at the date of grant. Incentive stock options issued to holders of less than 10% of the Company's stock shall be issued at no less than fair market value per share on the date of grant and with expirations to not exceed ten years from the grant date. Under the terms of the Plans, options issued are granted at prices of 100% of the fair market value of the common stock at the date of grant and with expirations of ten years from the date of grant. Initial options granted generally become vested over a period of four years from the date of hire, commencing on the date one year after the date of grant of the initial option. Unexercised options will terminate three months after such Optionee's termination of all service with the Company and its affiliates.

The number of shares for which options under these three plans were exercisable was approximately 872,666, 603,918 and 260,247 at September 27, 1997, September
28, 1996,  and September 30, 1995,  respectively.  Activity under the 1990 Stock
Option Plan, Directors Stock Option Plan and the Key Employee Option Plan are summarized as follows:

                                       1997                                1996                               1995
                                              Weighted                            Weighted                         Weighted
                               Number         Average              Number         Average              Number         Average
                                of           Price per               of          Price per               of          Price per
                              Shares           Share               Shares          Share               Shares          Share
                             ---------         ------            ---------         ------             ---------        ------
Beginning Balance            1,955,786         $ 5.58            1,532,608         $ 4.77             1,639,880        $ 3.38

Granted                        606,296         $ 5.81            1,048,938         $ 6.47             1,404,334        $ 4.39

Exercised                     (138,776)        $ 3.81             (165,983)        $ 3.76              (670,319)       $ 1.08

Canceled                      (503,699)        $ 5.80             (459,777)        $ 5.37              (841,287)       $ 4.32
                             ---------                           ---------                            ---------

Ending Balance               1,919,607         $ 5.72            1,955,786         $ 5.58             1,532,608        $ 4.77
                             =========                           =========                            =========


Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 1997 and 1996: risk free interest rates ranging from 5.29% to 6.79% respective of grant date; expected average volatility of 60%; an expected option life of 4 years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 1997and 1996, was $3.02 and $3.35, respectively.

The following table summarizes information about fixed stock options outstanding at September 27, 1997:

                                       39
================================================================================


                                              Options Outstanding                       Options Exercisable
                                              -------------------                       -------------------
                                                  Weighted
                                                   Average         Weighted                            Weighted
                                                  Remaining         Average                             Average
Range of                        Number          Contractual        Exercise          Number             Exercise
Exercise Prices               Outstanding       Life in Years       Price          Exercisable           Price
-----------------              ---------        -------------      -------         -----------          -------
$0.1050 - $0.1050                  1,000            3.50           $0.1050             1,000            $0.1050
$0.1650 - $0.1650                  1,000            3.74           $0.1650             1,000            $0.1650
$2.2500 - $3.0000                 10,952            5.48           $2.5992            10,952            $2.5992
$3.8750 - $5.6250              1,005,808            7.96           $4.6900           515,290            $4.7086
$5.8750 - $8.0000                860,847            8.63           $6.8265           305,258            $7.1226
$9.0000 - $9.0000                 40,000            6.00           $9.0000            39,166            $9.0000
                               ---------                                             -------

$0.1050 - $9.0000              1,919,607            8.20           $5.7213           872,666            $5.7087
                               =========                                             =======


In 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in the Purchase Plan can have up to 10% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period.

Sales under the Purchase Plan in fiscal 1997, 1996 and 1995 were 118,187, 81,587 and 66,620 shares of common stock, respectively, at an average price of $3.85, $4.68 and $3.45, respectively. At September 27, 1997, 195,293 shares of common stock were available for future purchase.

Compensation cost for the Purchase Plan (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 1997 and 1996: risk free interest rates ranging from 5.2% to 6.4%, respective of commencement date of the offering period, expected volatility of 60%, an expected option life of 6 months for both years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 1997, and 1996, was $3.85 and $4.68, respectively.

The Company applies the provisions of APB 25 and related Interpretations in accounting for compensation expense under the 1990 Stock Option Plan, the Director's Stock Option Plan, the Key Executive Option Plan and the Employee Stock Purchase Plan.

Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income and net income per share for the years ended
September 27, 1997, and September 30, 1996, would have been as follows (in thousands except per share amounts):

                                       40
================================================================================

                                          1997               1996
                                          ----               ----
Net income:
         As reported                     $1,926           $  (457)
         Pro forma                       $  891           $(1,165)


Net income per share
         As reported                     $ 0.21           $ (0.05)
         Pro forma                       $ 0.10           $ (0.13)


The pro forma amounts include compensation expense related to fiscal 1997 and 1996 stock option grants and sales of common stock under the Purchase Plan only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.


Note 6.           Debt Obligations, Commitments and Contingencies

The Company has a bank line of credit that provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. As of September 27, 1997 there were no borrowings under the line of credit and the Company was in compliance with all financial covenants. The line of credit expires on January 31, 1998

The Company has entered into an operating lease for its main facilities which expires on August 31, 1999. Various other leases for sales offices expire throughout 1998 and 1999. Rent expense under operating leases aggregated approximately $912,000, $901,000, and $784,000 for fiscal 1997, 1996, and 1995, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

In September 1995, the Company entered into an agreement to sublease a portion of its headquarters building for a period of two years. The Company collected approximately $217,000 during fiscal 1997 under this agreement and expects to collect approximately $183,000 during fiscal 1998.

Following are minimum lease payments under non-cancelable operating leases, net of sub-lease amounts, for the given fiscal years (in thousands):



1998                                                 $710
1999                                                  873
                                                   ------

Total minimum lease payments                       $1,583
                                                   ======


Note 7.           Litigation

                                       41
================================================================================

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1995, the Company entered into an agreement in principle to settle the securities class action lawsuits initiated against the Company in July 1994. As part of the agreement, a settlement fund of $2.6 million was established with the Company contributing $520,000 and the Company's insurance carriers contributing the balance. The Company's portion was accrued for during fiscal 1995. On November 18, 1996, the Court entered an order finally approving the settlement and dismissing the action against all defendants with prejudice.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of certain patents. The Company has filed a response to the Complaint and some minimal discovery has been taken. The Company intends to defend the action vigorously. The Company does not believe this suit will have a material effect on its financial condition or results of operations.

                                       42
================================================================================

Quarterly Results of Operations (in thousands, unaudited):

Fiscal 1997                                        Quarter Ended
--------------------------------------------------------------------------------
                                  9/27/97      6/28/97      3/29/97     12/28/96
                                  -------      -------      -------      -------
Net sales                         $22,010      $22,602      $21,187      $17,480
Gross profit                      $ 8,123      $ 7,826      $ 7,533      $ 6,757
Net income                        $   710      $   617      $   448      $   151
Net income per share              $  0.08      $  0.07      $  0.05      $  0.02


Fiscal 1996                                       Quarter Ended
--------------------------------------------------------------------------------
                                  9/28/96      6/29/96      3/30/96     12/30/95
                                  -------      -------      -------      -------
Net sales                         $ 19,576     $ 16,102     $ 14,808    $ 16,504
Gross profit                      $  7,622     $  6,590     $  5,779    $  6,779
Net income (loss)                 $    402     $   (664)    $   (520)   $    325
Net income (loss) per share       $   0.04     $  (0.08)    $  (0.06)   $   0.03


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       43
================================================================================

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 27, 1997.

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

                                       44
================================================================================

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)        (1) Financial Statements - See Index to Financial Statements and
                       Financial  Statement  Schedule  at page  27 of this  Form
                       10-K.
                (2) Financial Statement  Schedules  -  See  Index  to  Financial
                       Statements and Financial Statement Schedule at page 27 of this Form 10-K.
                (3) Exhibits  - See  Exhibit  Index at page  46-47 of this  Form
                       10-K.

      b)        The  Registrant  did not file or amend any  reports  on Form 8-K during the last quarter of the fiscal year ended September 27, 1997. However, subsequent to the fiscal year ended
                    September 27, 1997 the Company filed a Form 8-K dated November 24, 1997 reporting Mr. Tommy Leung's death under
                    Item 5.

     (c)        See Exhibit Index at page 46-47 of this Form 10-K.

     (d)        See Index to Financial  Statements and Financial  Statements and
                    Financial Statement Schedule at page 27 of this Form 10-K.

                                       45
================================================================================

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

                                       46
================================================================================

    10.13         Distribution   Agreement   dated   August  30,  1990   between
                     Registrant and TechData Corporation, as amended.(1)(3)
    10.14         Volume  Purchase   Agreement  dated  April  15,  1992  between
                     Registrant and National Semiconductor Corporation.(1)(3)
    10.15         Sublease  agreement  dated  August  21,  1995  for  facilities located at 821 Fox Lane in San Jose, California, and amendments pertaining thereto.(1)(3)
    10.16         Extension of Sublease Agreement dated June 10, 1997 (3)
    10.17         Distribution  Agreement dated 09/30/92 between  Registrant and
                     MicroWarehouse
    11.1          Calculation of Earnings per Share.
    23.1a         Consent of Independent Accountants.
    23.1b         Consent of Independent Accountants on Form S-8.
    27.1          Financial Data Schedule.

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

                                       47
================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


       December 20, 1997

                                      ASANTE TECHNOLOGIES, INC.



                                      By: /s/ JEFF YUAN-KAI LIN
                                         ---------------------------------------
                                         Jeff Yuan-Kai Lin,
                                         President and Chief Executive Officer


                                      By: /s/ ROBERT SHEFFIELD
                                         ---------------------------------------
                                          Robert Sheffield
                                          Vice President of Finance,
                                          Chief Financial Officer, and Secretary

                                       48
================================================================================

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

       Signature                                  Title                                       Dates
       ---------                                  -----                                       -----
/s/ JEFF YUAN-KAI LIN              President, and Chief Executive Officer               December 22, 1997
--------------------------         (Principal Executive Officer) and Director
    (Jeff Yuan-Kai Lin)


/s/ ROBERT SHEFFIELD               Vice President of Finance, and                       December 22, 1997
--------------------------         Chief Financial Officer (Principal Financial
    (Robert Sheffield)             and Accounting Officer)


/s/ MICHAEL KAUFMAN                (Director)                                           December 22, 1997
--------------------------
    (Michael Kaufman)


/s/ DAVID LAM                      (Director)                                           December 22, 1997
--------------------------
    (David Lam)


/s/ EDMOND TSENG                   (Director)                                           December 22, 1997
--------------------------
    (Edmond Tseng)


/s/ CYRUS TSUI                     (Director)                                           December 22, 1997
--------------------------
    (Cyrus Tsui)


/s/ WILSON WONG                    (Director)                                           December 22, 1997
--------------------------
    (Wilson Wong)

                                       49
================================================================================

                                                         S-1

                                              ASANTE TECHNOLOGIES, INC.

                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                            Balance at    Charged to                       Balance
                                                            Beginning     Costs and                       at End of
               Description                                  of Period      Expenses       Deductions        Period
               -----------                                  ---------      --------       ----------        ------
Year ended September 30, 1995:
   Allowance for doubtful accounts, price protection
         and distributor rebates                             $ 1,557        $ 3,566         $(3,340)        $ 1,783
   Allowance for sales return                                  1,346          1,055          (1,493)            908
                                                             -------        -------         -------         -------
                                                             $ 2,903        $ 4,621         $(4,833)        $ 2,691
                                                             =======        =======         =======         =======

Year ended September 28, 1996:
   Allowance for doubtful accounts, price protection
         and distributor rebates                             $ 1,783        $ 2,406         $(2,032)        $ 2,157
   Allowance for sales return                                    908            242            (133)          1,017
                                                             -------        -------         -------         -------
                                                             $ 2,691        $ 2,648         $(2,165)        $ 3,174
                                                             =======        =======         =======         =======
Year ended September 27, 1997:
   Allowance for doubtful accounts, price protection
         and distributor rebates                             $ 2,157        $ 3,056         $(1,896)        $ 3,317
   Allowance for sales return                                  1,017            754            (366)          1,405
                                                             -------        -------         -------         -------
                                                             $ 3,174        $ 3,810         $(2,262)        $ 4,722
                                                             =======        =======         =======         =======

                     GAMMA BUILDING ASSOCIATES JOINT VENTURE
                            c/o Lehman Brothers Inc.
                    Three World Financial Center - 29th floor
                            New York, New York 10285

                                  June 10, 1997


VIA FACSIMILE AND OVERNIGHT MAIL

Mr. Cesar Simoniak
Facilities Manager
Asante Technologies, Inc.
821 Fox Lane
San Jose, CA  95131

                           Re: Single  Tenant  Industrial  Space  Lease  by  and
                               between Gamma Building Associates Joint Venture, as Landlord and Asante Technologies, Inc., as Tenant, dated July 16, 1992 (the "Lease")

Dear Mr. Simoniak:

         I am in receipt of your letters dated October 15, 1996 and November 20, 1996 regarding the exercise of the option set forth in paragraph 18.1 of the Lease.

         Landlord acknowledges the proper exercise of the option. In accordance with the terms of paragraph 18.1.2 of the Lease, Tenant has the right to extend the Lease in accordance with the terms of the option so long as it is not in default beyond any applicable cure period as of the date the Lease would have been terminated, but for said exercise.

         Provided Tenant is not in default beyond any applicable cure period as of the date of the end of the original term, the Lease will be extended for an additional two (2) years (the "Option Period") at the rental rate set forth in the Lease.

         Attached as Exhibit "A" is the excess rent calculation for the Option Period by and between Megatest (Teradyne Inc.) and Tenant. Pursuant to the Lease, the

Landlord is entitled to $3,574.98 per month which represents fifty (50%) percent of the excess rents collected by Tenant under its sublease with Megatest. This letter is to formalize the agreement between the Landlord and Tenant relating to Tenant's obligation to pay the adjusted excess rents effective with the commencement of the option period on September 1, 1997 and continuing for the duration of the Option Period, unless the sublease is sooner terminated. The amounts due from Tenant and shown on Exhibit "A" shall be fixed for the duration of the Option Period, unless the sublease is sooner terminated. If Asante is in agreement with the foregoing, please execute and return this letter to me at your earliest convenience.

                                         Very truly yours,
                                         Gamma Building Associates Joint Venture
                                         By: Commercial Properties 2, L.P.,
                                             Managing Venturer

                                         By: Real Estate Services VII, Inc.
                                             General Partner


                                         By: /s/ Michael T. Marron
                                             -----------------------------------
                                             Michael T. Marron, Vice President


THE FOREGOING IS AGREED TO AND ACCEPTED:

Asante Technologies, Inc.


By:  /s/ William C. Leung
   ---------------------------------
Title:  V.P. of Operations  6/24/97
        ---------------------------


CC:      Monica Land
         Roger D. Wintle