Form 10-Q
period 1997-12-27
ASANTE TECHNOLOGIES INC
filed 1998-02-09
CIK 913598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________

                                 FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 27, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from  to ______

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

             Yes   X            No

As of December 27, 1997 there were 9,149,579 shares of the Registrant's Common Stock outstanding.

                       ASANT<E'> TECHNOLOGIES, INC.

                             TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                             PAGE NO.


Item 1:   Financial Statements:

     Unaudited Condensed Balance Sheets -
          December 27, 1997 and September 27, 1997               3

     Unaudited Condensed Statements of Operations -
          Three months ended December 27, 1997
          and December 28, 1996                                  4

     Unaudited Condensed Statements of Cash Flows -
          Three months ended December 27, 1997, and
          December 28, 1996                                      5

     Notes to Unaudited Condensed Financial Statements         6-7

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8-11


PART II. OTHER INFORMATION

Item 1:   Legal Proceedings                                     12

Item 4:   Submission of Matters to a Vote of
          Security Holders                                      12

Item 5:   Other Information                                     12

Item 6:   Exhibits and Reports on Form 8-K                      13

          Signature                                             13

PART  I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    ASANT<e'> TECHNOLOGIES, INC.
                               UNAUDITED CONDENSED BALANCE SHEETS
                                         (in thousands)
                                                  December 27,   September 27,
                                                      1997            1997
Assets
Current assets:
      Cash and cash equivalents                     $   8,562      $  12,931
      Marketable securities                             4,953              0
      Accounts receivable, net                          8,422          8,313
      Inventory                                        10,685         12,080
      Prepaid expenses and other                        4,718          4,096
                                                    ---------      ---------
            Total current assets                       37,340         37,420
Property and equipment, net                             2,757          2,768
Other assets                                              393            379
                                                    ---------      ---------
            Total assets                            $  40,490      $  40,567
                                                    =========      =========
Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                              $   5,133      $   5,835
      Accrued expenses                                  5,184          4,858
                                                    ---------      ---------
            Total current liabilities                  10,317         10,693
                                                    ---------      ---------
Stockholders' equity:
      Common stock                                     26,490         26,361
      Retained earnings                                 3,683          3,513
                                                    ---------      ---------
            Total stockholders' equity                 30,173         29,874
                                                    ---------      ---------
            Total liabilities and stockholders'
              equity                                $  40,490      $  40,567
                                                    =========      =========

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                                 ASANTE TECHNOLOGIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)

                                              Three months ended


                                           December 27,           December 28,
                                               1997                   1996

Net sales                                     $  17,520             $  17,480
Cost of sales                                    10,386                10,723
                                              ---------             ---------
     Gross profit                                 7,134                 6,757
                                              ---------             ---------
Operating expenses:
     Sales and marketing                          4,519                 4,126
     Research and development                     1,619                 1,757
     General and administrative                     891                   769
                                              ---------             ---------
Total operating expenses                          7,029                 6,652
                                              ---------             ---------
Income from operations                              105                   105
Interest & other income, net                        153                   138
                                              ---------             ---------
Income before income taxes                          258                   243
Provision for income taxes                           88                    92
                                              ---------             ---------
Net income                                    $     170             $     151
                                              ---------             ---------
                                              ---------             ---------

Basic and diluted earnings per share          $    0.02             $    0.02
                                              =========             =========
Weighted average common
     shares and equivalents:
Basic                                             9,142                 8,683
                                              =========             =========
Diluted                                           9,220                 8,917
                                              =========             =========

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                                  ASANTE TECHNOLOGIES, INC.
                           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                                        Three months ended
                                                     December 27,  December 28,
                                                         1997          1996
Cash flows from operating activities:
      Net income                                         $    170   $    151
      Adjustments to reconcile net income to
      cash
                  provided by operating
                  activities:
            Depreciation and amortization                      383       264
      Changes in operating assets and
      liabilities:
            Accounts receivable                               (109)    2,224
            Receivable from stockholder                          0         0
            Inventory                                        1,395     2,638
            Prepaid and other assets                         (636)      (310)
            Accounts payable                                 (702)    (4,155)
            Payable to stockholder                              0          0
            Accrued expenses                                  326       (348)
                                                        ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     827        464
                                                        ---------  ---------
Cash flows from investing activities:
      Purchases of property and equipment                    (372)      (225)
      Purchases/maturities of marketable securities        (4,953)         0
                                                        ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES                      (5,325)      (225)
                                                        ---------  ---------
Cash flows from financing activities:
      Net proceeds from issuance of common stock              129        154
                                                        ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     129        154
                                                        ---------  ---------
Net increase (decrease) in cash and cash equivalents       (4,369)       393
Cash and cash equivalents, beginning of period             12,931     12,693
                                                        ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   8,562  $  13,086
                                                        =========  =========
Supplemental disclosures of cash flow information:
      Cash paid during period for:
            Interest                                    $       2  $       2
                                                        =========  =========
            Income taxes                                $      60  $     163
                                                        =========  =========
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                 ASANT<E'> TECHNOLOGIES, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (unaudited)

1.   INTERIM CONDENSED FINANCIAL STATEMENTS

The Unaudited Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 27, 1997, included in the Company's 1997 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with current period presentation.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.   BASIC AND DILUTED NET INCOME PER SHARE

The Company adopted SFAS 128, "Earnings per Share", during the quarter ended December 27, 1997, and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the
period.   Diluted  earnings  per  share  is  computed using the
weighted average number of common and common equivalent  shares
outstanding   during  the  period.   Common  equivalent  shares
of 78 and 234 for the quarters ended December 27, 1997 and December 28, 1996, respectively, consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

3.  INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:


                                  December 27,   September 27,
                                      1997           1997
                                ----------------- -------------
                                         (in thousands)
                                      --------------------
Raw materials and component parts            $   3,645        $   3,065
Work-in-process                                  1,760            2,220
Finished goods                                   5,280            6,795
                                             ---------        ---------
                                             $  10,685        $  12,080
                                             =========        =========

4. BANK BORROWINGS

The Company had a bank line of credit that provided for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. This line of credit expired January 31, 1998. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings were made under the line of credit agreement in fiscal year 1997 or in the first quarter of fiscal year 1998. The Company expects to renew its line of credit with the bank in the near future.


5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for all periods. Under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on the current estimate of expected operating results and certain other factors, the Company expects its effective rate to be 34% through fiscal 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended December 27, 1997, and the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or reverse any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

Net sales of $17.5 million for the first quarter of fiscal 1998 were approximately the same as net sales for the first quarter of fiscal 1997.

Sales of both the Company's switching products and 10/100 (100
Mbps) adapter card products increased approximately $1.6 million, and sales of products to OEM customers increased approximately $0.5 million. These increases were partially offset by a $2.1 million decline in sales of the Company's 10T adapter card products due to the continuing incorporation of Ethernet connectivity into the motherboard of high performance products by OEM's, and by a $0.6 million decline in sales of certain of the Company's 100 Mbps shared system products due to competitive pricing pressures and lower than expected unit sales. In the first quarter of fiscal 1998, OEM sales accounted for approximately $2.1 million, or 12% of total sales. This compares to approximately $1.6 million, or 9% of total sales, for the first quarter of fiscal 1997. Management anticipates that sales of 10/100 Fast Ethernet adapter card and switching products will increase as a percentage of total sales, and OEM sales will decrease as a percentage of total sales in the next quarter.

Sales outside the United States accounted for approximately 20% of net sales for the first quarter of fiscal 1998 compared to 28% for the first quarter of fiscal 1997. This decrease was due primarily to weaknesses in demand in Asia. Management anticipates that product sales to OEM customers will decrease as a percentage of total sales for the near future. For the longer term, there is no assurance that the Company will have levels of sales to OEM customers comparable to previous levels experienced. In the event that such OEM customers reduce their level of purchases, the Company could experience an adverse impact on its financial position and results of operations.

The Company's gross profit as a percentage of net sales increased to 41% for the first quarter of fiscal 1998 from 39% in the first quarter of fiscal 1997. This increase was due primarily to increased shipments of the Company's 10/100 adapter cards and the Company's newer switching products at higher margins. It is expected that in the near future , margins will remain flat or decrease slightly as a percentage of sales as the Company reduces pricing on its products due to competitive pricing pressures.

Sales and marketing expenses increased by $0.4 million, or 10%, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. As a percentage of net sales, these expenses were 26% in the first quarter of fiscal 1998, compared to 24% in the first quarter of 1997. The increases in sales and marketing expenditures were due primarily to increased advertising, promotional, direct mail, and cooperative advertising activities. The Company believes that sales and marketing expenses will remain flat or increase slightly in the second quarter of fiscal 1998.

Research and development expenses decreased by $0.1 million, or 8%, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. As a percentage of net sales, these expenses represented 9% in the first quarter of fiscal 1998, compared with 10% in the first quarter of fiscal 1997. The year-over-year decrease was due to decreased prototype material expenses and, to some extent, lower compensation and consulting related expenses. These decreases were partially offset by increased asset and recruitment related expenses. The Company expects that future spending on research and development will increase in absolute dollars for the remainder of fiscal 1998.

General and administrative expenses increased by $0.1 million, or 16%, in the first quarter of 1998 compared to the first quarter of fiscal 1997. As a percentage of net sales, these expenses were 5% and 4% for the first quarter of fiscal 1998 and 1997, respectively. The increase in general and administrative expenses were due primarily to increased salaries and travel related expenses. The Company expects that future spending for general and administrative expenses will increase in absolute dollars during the remainder of fiscal 1998.

Based on the current estimate of its expected operating results, and certain other factors, the Company expects its effective tax rate to be 34% through fiscal 1998. The Company's estimated rate could be higher based on actual results for the year including the impact of mix of income, available credits, and other estimates of the impact of certain future events.

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

The Company is dependent upon information systems for all phases of its operations including production, distribution and accounting. Since some of the Company's older programs recognize only the last two digits of the year in any date (e.g. "98" for "1998"), some software may fail to operate in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that its suppliers, distributors, and customers also have Year 2000 Problems which could affect the Company. The Company is in process of developing a plan to determine the impact of the Year 2000 Problem on its operations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Problem if it is not resolved on a timely basis. However, the Company believes at present that the cost of addressing the Year 2000 Problem will not have a material effect on the Company's financial position, liquidity, or results of operations.

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

In 1995, a coalition of more than one hundred companies (including Asant<e'>) supplying adapters, hubs, and other networking equipment developed a new standard for increasing the data transmission speed over Ethernet networks by ten-fold. This standard (100BASE-T, or "Fast Ethernet") has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology.

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

The Company's target markets include end-users, value-added resellers (VARs), systems integrators and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, and economic conditions and seasonal purchasing patterns specific to the computer and networking industries. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors.

The factors discussed above, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1997, the Company had approximately $13.5 million of cash , cash equivalents, and short-term investments, and working capital of approximately $27.0 million. Covenants under the Company's previous line of credit, which expired
January 31, 1998, required the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and required the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal year 1997 or in the first quarter of fiscal year 1998. As of December 27, 1997, the Company was in compliance with all such covenants. The Company expects to renew its line of credit with the bank in the near future.

The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirments for fiscal 1998.

                  PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a.) Exhibits:

        None

   (b.) Reports on Form 8-K: During the fiscal quarter covered by this report, the Company filed a Form 8-K dated November 24, 1997 reporting Mr. Tommy Leung's death. This was reported under Item 5.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 6, 1998          ASANT<E'> TECHNOLOGIES, INC.
                                       (Registrant)


                                  /s/:   ROBERT A. SHEFFIELD


                                  _____________________________
                                  Robert A. Sheffield
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Authorized Officer and
                                  Principal Financial Officer)