Form 10-Q
period 1998-04-04
ASANTE TECHNOLOGIES INC
filed 1998-05-18
CIK 913598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________

                                 FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 4, 1998

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

             Yes   X            No

As of April 4, 1998 there were 9,221,968 shares of the Registrant's Common Stock outstanding.


<PAGE2>

                       ASANT<E'> TECHNOLOGIES, INC.

                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                          PAGE NO.


Item 1:  Financial Statements:

    Unaudited Condensed Balance Sheets -
         April 4, 1998, and September 27, 1997                 3

    Unaudited Condensed Statements of Operations - Three
         and six months ended April 4, 1998
         and March 29, 1997                                    4

    Unaudited Condensed Statements of Cash Flows - Three
         and six months ended April 4, 1998 and
         March 29, 1997                                        5

    Notes to Unaudited Condensed Financial Statements        6-7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      8-11



PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                    12

Item 4:  Submission of Matters to a Vote of
         Security Holders                                     12

Item 5:  Other Information                                    12

Item 6:  Exhibits and Reports on Form 8-K                     13

         Signature                                            14


<PAGE3>


PART I.  Financial Information

Item 1.  Financial Statements

                     Asant<e'> Technologies, Inc.
                 Unaudited Condensed Balance Sheets
                            (in thousands)

                                        April 4,       September 27,
                                        1998           1997
                                        ---------      -------------
Assets

Current assets:
     Cash and cash equivalents          $12,195        $12,931
     Short-term investments                -              -
     Accounts receivable, net             5,088          8,313
     Receivable from stockholder              0              0
     Inventory                           11,249         12,080
     Other current assets                 4,903          4,096
                                       --------        -------

     Total current assets                33,435         37,420

Property and equipment, net               2,581          2,768
Other assets                                231            379
                                       --------        -------

     Total assets                       $36,247        $40,567
                                        =======        =======

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                   $ 6,792        $ 5,835
     Accrued expenses                     4,581          4,858
     Payable to stockholder                   0              0
                                        -------        -------
     Total current liabilities           11,373         10,693

Long-term obligations, less current
  portion                                     0              0

Stockholders' equity:
     Common stock                        26,698         26,361
     Retained earnings (deficit)         (1,824)         3,513
                                        -------        -------

     Total stockholders' equity          24,874         29,874
                                        -------        -------

Total liabilities and stockholders'
  equity                                $36,247        $40,567
                                        =======        =======


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.


<PAGE4>

                       ASANT<e'> TECHNOLOGIES, INC.
               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                     Three months ended       Six months ended
                                     April 4,     March 29,   April 4,    March 29,
                                       1998         1997        1998        1997

Net sales                            $10,083      $21,187     $27,603     $38,667
Cost of sales                          7,469       13,654      17,855      24,377
                                     -------      -------     -------     -------

     Gross profit                      2,614        7,533       9,748      14,290

Operating expenses:
     Sales and marketing               5,141        4,274       9,660       8,400
     Research and development          2,104        1,877       3,723       3,634
     General and administrative        1,026          812       1,917       1,581
                                     -------       ------      ------      ------

Total operating expenses               8,271        6,963      15,300      13,615
                                     -------       ------      ------      ------

Income (loss) from operations         (5,657)         570      (5,552)        675

Interest & other income, net             150          152         303         290
                                      ------       ------      ------      ------
Income (loss) before income taxes     (5,507)         722      (5,249)        965
Provision for income taxes                 0          274          88         366
                                      ------       ------      ------      ------

Net income (loss)                    $(5,507)      $  448      $(5,337)    $  599
                                     =======       ======      =======     ======

Net income (loss) per share          $(0.60)       $0.05       $(0.58)     $0.07
                                     =======       ======      =======     ======

Weighted average common shares
  and equivalents:
         Basic                        9,194         8,978        9,168      8,925
                                    =======        ======       ======     ======

         Diluted                      9,194         9,132        9,168      9,134

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements


<PAGE5>

                         ASANT<e'> TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Six months ended
                                                           April 4,    March 29,
                                                              1998        1997

Cash flows from operating activities:
     Net income (loss)                                     $ (5,337)   $   599
     Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:
        Depreciation and amortization                           582        470
     Changes in operating assets and liabilities:
        Accounts receivable, net                              3,225       (513)
        Inventory                                               831      2,748
        Prepaid and other assets                               (807)       416
        Accounts payable                                        957     (2,398)
        Accrued expenses                                       (277)        39
                                                           --------     -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (826)     1,361
                                                           --------     -------

Cash flows from investing activities:
     Purchases of property and equipment                       (395)      (531)
     Other assets                                               148       (105)
                                                           --------     ------

NET CASH USED IN INVESTING ACTIVITIES                          (247)      (636)

Cash flows from financing activities:

     Net proceeds from issuance of common stock                 337        651
                                                           --------      -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                       337        651
                                                           --------      -----

Net increase (decrease) in cash and cash equivalents           (736)     1,376
Cash and cash equivalents, beginning of period               12,931     12,693
                                                           --------     ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 12,195   $ 14,069
                                                           ========   ========

Supplemental disclosures of cash flow information:

     Interest paid during the year                         $      0   $      4
                                                           ========   ========

     Income taxes paid (refunded) during the year          $    107   $   (966)
                                                           ========   ========
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.


<PAGE6>

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

2.   BASIC AND DILUTED NET INCOME PER SHARE

The Company adopted SFAS 128, "Earnings per Share", during the quarter ended December 27, 1997, and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares of 6,000 and 154,000 for the quarters ended April 4, 1998, and March 29, 1997, and 85,000 and 388,000 for the six months ended April 4, 1998, and March 29, 1997, respectively, consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

3.   INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:

                                    April 4,     September 27,
                                      1998           1997
                                ----------------- -----------------
                                         (in thousands)

Raw materials and component parts $  5,286          $3,065
Work-in-process                        988           2,220
Finished goods                       4,975           6,795
                                 ---------       ---------
                                   $11,249         $12,080
                                    ======          ======


<PAGE7>

4.   BANK BORROWINGS

In March 1998, the Company renewed its line of credit with the bank The Company's bank line of credit provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings were made under the line of credit agreement in fiscal year 1997 through April 4, 1998. As of April 4, 1998, the Company was not in compliance with all such covenants.

5.   INCOME TAXES

The Company has net deferred tax assets of approximately $2.3 million which management believes are more likely than not to be realized. Realization is dependent on generating sufficient taxable income in future periods.
The amount of deferred tax assets considered realizable could be reduced in the future, resulting in a charge to net income, if estimates of future taxable income in the carryforward period are reduced.

6.   LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. On April 16, 1998, the Special Master appointed by the court issued a report agreeing, in most material respects, with the defendants' interpretation of the alleged patent claims. If, after a comment period, the court adopts the Special Master's analysis, defendants will argue that products compliant with the IEEE standard do not infringe Datapoint's patents.

7.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. During the three and six months ended April 4, 1998 and March 29, 1997, the Company had no changes in equity from non-owner sources.


<PAGE8>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended April 4, 1998, and the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1998 were approximately $10.1 million, an decrease of approximately $11.1 million, or 52%, from net sales of approximately $21.2 million for the second quarter of fiscal 1997. Net sales for the first six months of 1998 decreased by approximately 29% to $27.6 million compared to $38.7 million in the first half of 1997. This sales decrease was due primarily to four factors; a softness in sales of network systems products in the industry in general which caused distributors to tighten up on inventory levels in the channel, delays in sales to Kindergarten through 12{th} grade schools affected by the slow implementation of the governments new "E-Rate" educational subsidy program, a decline in Apple adapter card products, and a decline in sales to OEM customers. Although sales to the Company's principal distributors were down significantly, sales from its distributors to end user customers were at near normal levels. During the quarter, prices continued to be affected by competitive pricing pressures and the Company continued to reduce costs to slow the effects of falling prices.
In the second quarter of fiscal 1998, OEM sales accounted for approximately $0.7 million, or 6.9% of total sales. This compares to approximately $6.7 million, or 31.6% of total sales, for the second quarter of fiscal 1997.

Management anticipates that sales of 10/100 "Fast Ethernet" products will increase as a percentage of total sales, and OEM sales will remain fairly constant as a percentage of total sales in the next quarter.

Sales outside the United States accounted for approximately 27% of net sales for the second quarter of fiscal 1998, and was approximately 23% for the first six months of 1998. These percentages compare to 18% and 22% for both the second quarter and first six months of fiscal 1997, respectively. This increase was due in part to the decrease in OEM sales during the second quarter, which are reported with domestic sales, and to softer than expected domestic sales in the second quarter.

The Company's gross profit as a percentage of net sales decreased to 26% for the second quarter of fiscal 1998 from 36% in the second quarter of fiscal 1997. The second quarter margin was negatively affected by both the large amount of market pricing declines experienced by the Company and the computer and networking industries, and was also negatively affected by the Company's reduced sales levels. For the first six months of 1998, the gross profit percentage decreased to approximately 35% from 37% for the first six months of fiscal 1997, due primarily to the decreased sales levels in the second quarter of fiscal 1998.


<PAGE9>

Sales and marketing expenses increased by approximately $0.9 million, or 20%, in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, and increased by approximately $1.3 million in the first six months of 1998 compared to the first six months of 1997. As a percentage of sales, these expenses were 51% in the second quarter of fiscal 1998 and 35% in the first six months of 1998, compared with 20% and 22% in the second quarter and first six months of fiscal 1997, respectively. The increases in sales and marketing expenditures were due primarily to increases in advertising, tradeshow, product collateral, outside service related costs, and provisions for delinquent accounts. In the quarter ended April 4, 1998, the Company reduced its sales force in order to reduce its fixed costs. The Company believes that sales and marketing expenses overall will decrease slightly for the remainder of fiscal 1998, although certain components related to selling activities will remain constant, or increase slightly

Research and development expenses increased by approximately $0.2 million, or 12%, in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased by approximately $0.1 million in the first six months of fiscal 1998 compared with the first six months of fiscal 1997. The year-over-year increase was due to increases in prototype materials, and outside consulting services. The higher spending in these areas resulted from increased product development activities for the Company's recently announced 10/100 switch ASIC, incremental software related development expenses, and higher recruitment related expenses. The Company expects that future spending on research and development will decrease slightly in absolute dollars for the remainder of fiscal 1998.

General and administrative expenses increased by approximately $0.2 million, or 26%, in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased by approximately $0.3 million in the first six months of fiscal 1998 compared with the first six months of fiscal 1997. As a percentage of net sales, these expenses were 10% for the second quarter of fiscal 1998 and were 7% for the first six months of fiscal 1998, as compared with 4% for both the second quarter and first six months of fiscal 1997. The increase in general and administrative expenses in absolute dollars in fiscal 1998 is primarily related to higher accounting, legal, outside consulting services, and one time costs related to the Company's reduction in force. The Company expects that future spending will decrease in absolute dollars during the remainder of fiscal 1998.

As a result of the Company's loss in the quarter ended April 4, 1998, and expected loss for fiscal 1998, the Company expects to have no provision for income taxes in fiscal 1998. See Notes to the Unaudited Condensed Financial Statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to effectively and timely respond to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement

<PAGE10>

of patents, trademarks and other intellectual property rights. Consequently from time to time the Company will be required to prosecute or defend against alleged infringements of such rights.

The Company is dependent upon information systems for all phases of its operations including production, distribution and accounting. Since some of the Company's older programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"), some software may fail to operate in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that its suppliers, distributors, and customers also have Year 2000 problems which could affect the Company. The Company is in process of developing a plan to determine the impact of the Year 2000 Problem on its operations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Problem if it is not resolved on a timely basis. However, the Company believes at present that the cost of addressing the Year 2000 Problem will not have a material effect on the Company's financial position, liquidity, or results of operations.

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

The adoption of 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology, and on timely product release.

The Company commits to expense levels, including manufacturing costs, investing in advertising and promotional programs, based in part on expectations as to future net sales levels. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company may not be able

<PAGE11>

to reduce or reallocate such expense levels on a timely basis, which could adversely affect the Company's operating results. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

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

Successfully addressing the factors discussed above is subject to various risks discussed in this report, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

LIQUIDITY AND CAPITAL RESOURCES

At April 4, 1998, the Company had approximately $12.2 million of cash and cash equivalents, and working capital of approximately $22.1 million. In March 1998, the Company renewed its line of credit with the bank.
Covenants under the Company's line of credit require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restrict amounts of capital spending, dividends and stock repurchases, and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal year 1997 through April 4, 1998. As of April 4, 1998, the Company was not in compliance with all such covenants.

The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for fiscal 1998.


<PAGE12>

                        PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. On April 16, 1998, the Special Master appointed by the court issued a report agreeing, in most material respects, with the defendants' interpretation of the alleged patent claims. If, after a comment period, the court adopts the Special Master's analysis, defendants will argue that products compliant with the IEEE standard do not infringe Datapoint's patents.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 24, 1998 in San Jose, California, the stockholders (i) elected six directors to serve on the Company's Board of Directors, and (ii) ratified the Company's appointment of Price Waterhouse LLP as independent accountants.

The vote for nominated directors was as follows:

          NOMINEE                 FOR        AGAINST
          Jeff Yuan-Kai Lin       7,809,163   51,808
          Wilson Wong             7,825,363   34,808
          Michael D. Kaufman      7,825,354   34,817
          Edmond Y. Tseng         7,809,163   51,008
          Cyrus Y. Tsui           7,561,363  298,808
          David K. Lam            7,809,163   51,008

The vote for ratifying the appointment of Price Waterhouse LLP was as follows:

          FOR            AGAINST        ABSTAIN
          7,828,396      26,775          5,000


<PAGE13>

ITEM 5. OTHER INFORMATION

On February 12, 1998, Mr. Yen Chang joined the Company as the Vice President of Engineering. In this position, Mr. Yen will have primary responsibility for the Company's engineering and product development activities.

On March 2, 1998, Mr. Maciej Kranz joined the Company as the Vice President of Marketing. In this position, Mr. Kranz will have primary responsibility for the Company's marketing activities.

On April 3, 1998, Mr. Ron Volkmar joined the Company as the Vice President of Sales. Mr. Volkmar will have primary responsibility for the Company's North American sales activities.

On May 1, 1998, Mr Paul Smith resigned from his position as Senior Vice President of Marketing and Sales.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits:

          10.9 Ninth Modification To The Loan & Security Agreement dated July 20, 1993

     (b.) Reports on Form 8-K: None



<PAGE13>

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998              ASANT<E'> TECHNOLOGIES, INC.
                                       (Registrant)


                                 By:   ROBERT A. SHEFFIELD

                                    Robert A. Sheffield
                                Vice President, Finance and
                                  Chief Financial Officer
                   (Authorized Officer and Principal Financial Officer)

                           EXHIBIT 10.9


              MODIFICATION TO LOAN & SECURITY AGREEMENT


     This Ninth Modification to Loan & Security Agreement (this
"Modification") is entered into by and between Asant<e'> Technologies, Inc. ("Borrower") and Comerica Bank-California ("Bank") as of this 13{th} day of January 1998, at San Jose, California.


                              RECITALS

     H. Bank and Borrower have previously entered into or are concurrently herewith entering into a Loan & Security Agreement (Accounts & Inventory) (the "Agreement") dated July 20, 1993.

     I. Borrower has requested, and Bank has agreed, to modify the Agreement as set forth below.


                              AGREEMENT

     For good and valuable consideration, the parties agree as set forth below:

        INCORPORATION BY REFERENCE. The Agreement as modified hereby and the Recitals are incorporated herein by this reference.

Section 3.1 This Agreement shall remain in full force and effect until January 31, 1999, or until terminated by notice by Borrower. Notice of such termination by Borrower shall be effectuated by mailing of a registered or certified letter not less than thirty (30) days prior to the effective date of such termination, addressed to the Bank at the address set forth herein and the termination shall be effective as of the date so fixed in such notice. Notwithstanding the foregoing, should Borrower be in default of one or more of the provisions of this Agreement, Bank may terminate this Agreement at any time without notice. Notwithstanding the foregoing, should either Bank or Borrower become insolvent or unable to meet its debts as they mature, or fail, suspend, or go out of business, the other party shall have the right to terminate this Agreement at any time without notice. On the date of termination all Obligations shall become immediately due and payable without notice or demand; no notice of termination by Borrower shall be effective until Borrower shall have paid all Obligations to

             Bank in full. Notwithstanding termination, until all Obligations have been fully satisfied, Bank shall retain its security interest in all existing Collateral and Collateral arising thereafter, and Borrower shall continue to perform all of its Obligations.

SECTION 6.17

     (b) A Tangible Net Worth in an amount not less than $26,400,000.00. The Tangible Net Worth is set at
             $26,400,000.00 beginning with September 27, 1997 and will increase by seventy five percent (75%) of NPAT (quarterly) and one hundred percent (100%) of any new equity raised.

     LEGAL EFFECT. Except as specifically set forth in this Modification, all of the terms and conditions of the Agreement remain in full force and effect.

     INTEGRATION. This is an integrated Modification and supersedes all prior negotiations and agreements regarding the subject matter hereof. All amendments hereto must be in writing and signed by the parties.

     WITNESS WHEREOF, the parties have agreed as of the date first set forth above.


ASANT<E'> TECHNOLOGIES, INC.        COMERICA BANK-CALIFORNIA

BY:                                 By:  /S/  MARY BETH SUHR
                                        Mary Beth Suhr
Title:                                  Vice President