Form 10-Q
period 1998-07-04
ASANTE TECHNOLOGIES INC
filed 1998-08-19
CIK 913598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________

                                 FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1998

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

             Yes   X            No

As of July 4, 1998 there were 9,221,968 shares of the Registrant's Common Stock outstanding.

                       ASANT<E'> TECHNOLOGIES, INC.

                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                          PAGE NO.


Item 1:  Financial Statements:

    Unaudited Condensed Balance Sheets -
         July 4, 1998 and September 27, 1997                   3

    Unaudited Condensed Statements of Operations -
         Three and nine months ended July 4, 1998
         and June 28, 1997                                     4

    Unaudited Condensed Statements of Cash Flows -
         Nine months ended July 4, 1998,  and
         June 28, 1997                                         5

    Notes to Unaudited Condensed Financial Statements        6-9

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     10-14



PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                    15

Item 4:  Submission of Matters to a Vote of
         Security Holders                                     15

Item 5:  Other Information                                    15

Item 6:  Exhibits and Reports on Form 8-K                     16

         Signature                                            17

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                 ASANT<E'> TECHNOLOGIES, INC.

             UNAUDITED CONDENSED BALANCE SHEETS
                        (in thousands)

                                            July 4,  September 27,
                                             1998        1997
Assets

Current assets:
  Cash and cash equivalents                  $ 9,293    $12,931
  Accounts receivable, net                     4,652      8,313
  Inventory                                    9,174     12,080
  Prepaid expenses and other current assets    2,271      4,096
                                             -------    -------
     Total current assets                     25,390     37,420

Property and equipment, net                    2,103      2,768
Other assets                                     347        379
                                             -------    -------
     Total assets                            $27,840    $40,567
                                             =======    =======

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                           $ 7,105    $ 5,835
  Accrued expenses                             4,971      4,858
                                             -------    -------

      Total current liabilities               12,076     10,693
                                             -------    -------
Stockholders' equity:
  Common stock                                26,698     26,361
  Retained earnings (accumulated deficit)    (10,934)     3,513
                                             -------    -------

      Total stockholders' equity              15,764     29,874
                                             -------    -------

Total liabilities and stockholders' equity   $27,840    $40,567
                                             =======    =======


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                      ASANT<E'> TECHNOLOGIES, INC.

                 Unaudited Condensed Statements of Operations
                    (in thousands, except per share data)

                                    Three months ended       Nine months ended
                                    July 4,   June 28,       July 4,   June 28,
                                    1998          1997       1998         1997

Net sales                           $ 9,314   $22,602        $36,917   $61,269
Cost of sales                         8,274    14,776         26,129    39,153
                                     ------   -------        -------   -------

  Gross profit                        1,040     7,826         10,788    22,116
                                    -------   -------        -------   -------
Operating expenses:
  Sales and marketing                 4,590     4,513         14,250    12,913
  Research and development            1,566     1,643          5,289     5,277
  General and administrative          1,115       932          3,032     2,513
  Restructuring Charge                  400         -            400         -
                                    -------   -------        -------   -------

Total operating expenses              7,671     7,088         22,971    20,703
                                    -------   -------        -------   -------

Income (loss) from operations        (6,631)      738        (12,183)    1,413

Interest & other income, net            145       197            448       487
                                    -------   -------        -------   -------

Income (loss) before income taxes    (6,486)      935        (11,735)    1,900
Provision (benefit) for income taxes  2,624       318          2,712       684
                                    -------   -------        -------   -------

Net income (loss)                   $(9,110)  $   617       $(14,447)  $ 1,216
                                    =======   =======       ========   =======

Basic earnings (loss) per share      $(0.99)    $0.07         $(1.57)    $0.14
                                    =======   =======       ========   =======

Diluted earnings (loss) per share    $(0.99)    $0.07         $(1.57)    $0.13
                                    =======   =======       ========   =======

Weighted average common shares
  and equivalents:

        Basic                         9,222     9,034          9,186     8,961
                                    =======   =======       ========   =======
        Diluted                       9,222     9,067          9,186     9,073
                                    =======   =======       ========   =======

                      ASANT<E'> TECHNOLOGIES, INC.

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                 Nine months ended
                                                July 4,    June 28,
                                                1998           1997

Cash flows from operating activities:
   Net income (loss)                            $(14,447)   $ 1,216
   Adjustments to reconcile net income
     (loss) to Net cash provided by operating
     activities:
        Depreciation and amortization              1,109        707
        Restructuring charge                         400          -
   Changes in operating assets and liabilities:
        Accounts receivable                        3,661        511
        Inventory                                  2,906     (1,212)
        Prepaid expenses and other current
          assets                                   1,825        914
        Accounts payable                           1,270          5
        Accrued expenses                            (287)       175
                                                 -------    -------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                     (3,563)     2,316
                                                 -------    -------
Cash flows from investing activities:
   Purchases of property and equipment              (444)    (2,052)
   Other assets                                       32        (29)
                                                 -------    -------

NET CASH USED BY INVESTING ACTIVITIES               (412)    (2,081)
                                                 -------    -------
Cash flows from financing activities:
   Net proceeds from issuance of common stock        337        678
                                                 -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES            337        678
                                                 -------    -------
Net increase (decrease) in cash and cash
  equivalents                                     (3,638)       913
Cash and cash equivalents, beginning of
  period                                          12,931     12,693
                                                 -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 9,293    $13,606
                                                 =======    =======


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                      ASANT<E'> TECHNOLOGIES, INC.
           NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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


2.   EARNINGS PER SHARE

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

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                              Three Months Ended   Nine Months Ended
                               July 4,  June 28,   July 4,  June 28,
                                1998      1997       1998     1997

Net income (loss)            ($9,110)   $   617   ($14,447) $ 1,216
                              =======    =======   ========  =======
Weighted average common
  stock outstanding (basic)    9,222      9,034      9,186    8,961
Effect of dilutive warrants
  and options                      -         33          -      112
                             -------    -------   --------  -------

Weighted average common
  stock outstanding
  (diluted)                    9,222      9,067      9,186    9,073
                             =======    =======   ========  =======

Earnings (loss) per share:
   Basic                     ($0.99)      $0.07     ($1.57)   $0.14
                            =======     =======   ========  =======

   Diluted                   ($0.99)      $0.07    $(1.57)   $0.13
                            =======     =======   ========  =======

Options to purchase 1,735,000 shares of common stock at a weighted average exercise price of $5.42 per share were outstanding at July 4, 1998 but were not included in the computation of diluted EPS due to the Company's net loss from operations for the three and nine months ended July 4, 1998. Options to purchase approximately 1,969,035 shares of common stock at a weighted average price of $5.70 per share were outstanding at June 28, 1997 but were not included in the computation of diluted EPS for the three months ended June 28, 1997 because the options' exercise price was greater than the average market price of common stock during the period.


3.  INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following:

                                    July 4,     September 27,
                                     1998           1997
                               ----------------- -----------------
                                        (in thousands)

Raw materials and component parts  $3,852          $3,065
Work-in-process                     1,109           2,220
Finished goods                      4,213           6,795
                                   ------         -------
                                   $9,174         $12,080
                                   ======         =======


4.  BANK BORROWINGS

In March 1998, the Company renewed its line of credit with the bank The Company's bank line of credit provides for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. Covenants under the line require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios; restrict amounts of capital spending; dividends and stock repurchases; and require the Company to maintain certain levels of quarterly profitability. No borrowings were made under the line of credit agreement in fiscal year 1997 through July 4, 1998. As of July 4, 1998, the Company was not in compliance with certain covenants. Therefore, the line of credit may no longer be available.


5.  INCOME TAXES

At July 4, 1998, the Company recorded a full valuation allowance against its net deferred tax assets of $2.6 million as it believes that it is not more likely than not it will be able to realize these deferred tax assets. Realization is dependent on generating sufficient taxable income in future periods to recover the net deferred assets.

6.  RESTRUCTURING AND OTHER COSTS

During the quarter ended July 4, 1998, the Company recorded a $400,000 reserve principally for severance and related termination costs associated with a company-wide restructuring plan. The reduction in force consisted of a reduction of 40 employees, primarily from the sales and marketing departments.

The Company's action plan includes deployment of newly released proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of cost structures, designed to better position the Company going forward which the Company believes will leverage its strengths. In implementing this plan, the Company found it necessary to realign its workforce to more effectively focus on these channels and to bring expenses in line with the Company's new targeted revenue and margin structure.

During the quarter ended July 4, 1998, the Company also recorded a charge of $550,000 for inventory write-downs related to discontinuation of certain product lines, and a $575,000 charge related to fixed asset write-downs and idle facilities. These charges were recorded in the cost of sales, and general and administrative expenses, respectively.

At July 4, 1998, the entire restructuring charge for severance of $400,000 remained unpaid. A significant portion of this amount is anticipated to be paid during the quarter ended September 1998.


7.  LEGAL PROCEEDINGS

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

8. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. During the three and nine months ended July 4, 1998 and June 28, 1997, the Company had no changes in equity from non-owner sources.


9.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended July 4, 1998, and the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1998 were $9.3
million, a decrease of $13.3 million, or 59%, from net sales of $22.6 million for the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 decreased by $24.4 million, or 40% to $36.9 million compared to $61.3 million in the first nine months of fiscal 1997. This sales decrease was due primarily to decreased sales during the quarter to OEM/ODM customers, a general slow-down in the computer, semiconductor and network industries in general, lower than expected sales of several of the Company's product lines including the Company's 10/100 adapter cards, several of the Company's switch products, and lower than expected sales to educational customers and sales to one of the Company's primary distributors. A portion of the lower product sales described above was attributable to delays in shipments of the Company's new proprietary ASIC based switches, and to delays in shipping a large portion of the Company's 10/100 adapter cards. A significant portion of the lower than expected sales to educational customers in the third quarter is attributable to a further delay of the government's E-Rate network system funding program which has now been delayed through the end of 1998. The Company believes that sales of the Company's 10 Mbps (10 Base-T, or 10 Megabit) adapter card products will continue to be flat or decline slowly as the industry continues to incorporate this connectivity into the motherboard of newer computer systems. In the third quarter of fiscal 1998, OEM sales accounted for $0.4 million, or 4% of total sales compared to $8.4 million, or 37% of total sales in the third quarter of fiscal 1997.

Sales outside the United States accounted for 22% of net sales for the third quarter of fiscal 1998 and was 24% for the first nine months of fiscal 1998. These percentages compare with 15% and 19% for the third quarter and first nine months of fiscal 1997, respectively. This increase in foreign sales as a percent of total sales was due primarily to the decrease in OEM sales during the second and third quarters of fiscal 1998, which are reported with domestic sales.

The Company's gross profit as a percentage of net sales (gross margin) decreased to 11% for the third quarter of fiscal 1998 from 35% in the third quarter of fiscal 1997. The gross margin was adversely affected by significant market pricing declines experienced by the Company and the computer and networking industries; by the Company's reduced sales levels, and by one time charges for product line write-offs amounting to $550,000 related to the Company's third quarter restructuring.
Excluding product line write-offs, the margin for the third quarter of fiscal 1998 was 17%. For the first nine months of 1998, the gross margin decreased to 29% from 36% for the first nine months of fiscal 1997, due primarily to the decreased sales levels in the second and third quarters of fiscal 1998.

Sales and marketing expenses increased by $0.1 million, or 2%, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, and increased by $1.3 million, or 10%, in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. As a percentage of sales, these expenses were 49% in the third quarter of fiscal 1998 and 39% in the first nine months of fiscal 1998, compared with 20% and 21% in the third quarter and first nine months of fiscal 1997, respectively. The increases in sales and marketing expenditures were due primarily to increased advertising, tradeshow, product collateral expenses, promotional expenses, and other related costs, offset by reduced sales personnel related expenditures. Due to the Company's restructuring efforts, the Company believes that sales and marketing expenses will decrease in absolute dollars for the remainder of fiscal 1998.

Research and development expenses decreased by $0.1 million, or 5%, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and remained flat in the first nine months of fiscal 1998 compared with the first nine months of fiscal 1997. The quarter-to-quarter decrease was due to decreases in non-recurring engineering, outside service, consulting, and prototype expenses offset partially by increased personnel and fixed asset related expenses. The Company expects that research and development spending will remain flat or decrease in absolute dollars for the remainder of fiscal 1998.

General and administrative expenses increased by $0.2 million, or 20%, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and increased by $0.5 million in the first nine months of fiscal 1998 compared with the first nine months of fiscal 1997. As a percentage of net sales, these expenses were 12% for the third quarter of fiscal 1998, and was 8% for the first nine months of fiscal 1998, as compared with 4% for both the third quarter and first nine months of fiscal 1997. The increase in general and administrative expenses in absolute dollars in fiscal 1998 is primarily related to higher outside consulting and legal services. Due to the Company's restructuring efforts, the Company expects that general and administrative spending will decrease during the remainder of fiscal 1998.

At July 4, 1998, the Company recorded a full valuation allowance against its net deferred tax assets of $2.6 million as it believes that it is not more likely than not it will be able to realize these deferred tax assets. Realization is dependent on generating sufficient taxable income in future periods to recover the net deferred assets.

The Company's management continually reviews methods to reduce its expense base in response to decreased revenue streams refocuses its efforts as necessary. As a result, the Company restructured its operations during the quarter ended July 4, 1998. This restructuring of operations was necessary to reestablish the strategic direction of the Company and better align its operating expenses with anticipated revenues and to reestablish the strategic direction of the Company. Although the Company expects to realize the immediate benefit of a reduced cost structure and expects other benefits from the restructuring of operations, there is not assurance that losses will not occur in the future.

In the third quarter of fiscal 1998, the Company recorded a $0.4 million restructuring charge in connection with a strategic redirection of the Company's business to a lower cost model with a new focus on the retail marketplace. This restructuring charge is predominately related to severance costs as well as other personnel related realignment costs associated with the restructuring. As of July 4, 1998, management had not paid amounts related to this restructuring reserve.

The Company's action plan includes deployment of newly released proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of cost structures, designed to better position the Company going forward and which the Company believes will leverage its strengths. The Company plans to expand its market share in the SOHO (Small office / Home office) market by adding a retail channel in addition to strengthening its mail order channel. The Company's products, including its FriendlyNet family of products are scheduled to appear at several major retailers, including Comp USA, Micro Center, Fry's Electronics, and a number of regional and independent resellers. The Company expects to ship product to these retailers nationwide in the fourth quarter of fiscal 1998.

During the quarter ended July 4, 1998, the Company also recorded a charge of $550,000 for inventory write-downs related to discontinuation of certain product lines of several of the Company's adapter card and transceiver products, and a $575,000 charge related to fixed asset write-downs and idle facilities. These charges were recorded in the cost of sales, and general and administrative expenses, respectively.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to effectively and timely respond to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

The Company is dependent upon information systems for all phases of its operations including production, distribution and accounting. Since some of the Company's older programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"), some software may fail to operate in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that its suppliers, distributors, and customers also have Year 2000 problems which could affect the Company. The Company has developed a plan to determine the impact of the Year 2000 Problem on its internal operations. The Company currently anticipates that there will be minimal, or no impact on its current operating systems, products and believes any costs to upgrade any current non year 2000 compliant applications will not be material to the Company's financial statements or results of operations. The Company also believes that there would not be a material impact to its operations and financial results from the failure of any of its service providers, vendors, or distributors to address the Year 2000 Problem. However, it is not possible at present to quantify the overall cost associated with delays in product receipts, shipments, or their effect on the Company's financial position, liquidity, or results of operations from problems arising from any of these outside parties. To date, the Company has not prepared a contingency plan, in the event one of several of its significant service providers is adversely effected as a result of the Year 2000 Problem.

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

The Company is subject to various risks associated with international operations including currency exchange rate fluctuations, changes in costs of labor and material, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, fluctuations in monetary exchange rates and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations.

The adoption of 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology, and on timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

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

The Company's target markets include end-users, value-added resellers
(VARs), systems integrators, retailers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, and economic conditions and seasonal purchasing patterns specific to the computer and networking industries as disclosed in the Company's Annual Report on Form 10K. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

Successfully addressing the factors discussed above is subject to various risks discussed in this report, as well as other factors which generally affect the market for stocks of high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

LIQUIDITY AND CAPITAL RESOURCES

At July 4, 1998, the Company had approximately $9.3 million of cash and cash equivalents, and working capital of approximately $13.3 million.
In March 1998, the Company renewed its line of credit with the bank. Covenants under the Company's line of credit require the Company to maintain certain minimum levels of liquidity, net worth and financial ratios; restrict amounts of capital spending; dividends and stock repurchases; and require the Company to maintain certain levels of quarterly profitability. No borrowings have been made under the line of credit agreement in fiscal year 1997 through July 4, 1998. As of July 4, 1998, the Company was not in compliance with certain covenants. Therefore, the line of credit may no longer be available.

The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for the remainder of fiscal 1998.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

On June 30, 1998, the Company's Vice President of Finance and CFO, Mr. Robert Sheffield, resigned from the Company to pursue other opportunities.

On July 6, 1998, Mr. Rajiv Matthew joined the Company as the Company's Vice President of Finance and Administration. In this position, Mr. Matthew will have primary responsibility for the Company's financial activities.

On July 9, 1998, Mr. Maciej Kranz resigned from his position as Vice President of Marketing with the Company. His responsibilities will be assumed by Mr. Ron Volkmar.

On July 10, 1998, Mr. Yen Chang resigned his position with the Company. His responsibilities will be assumed by Mr. Jeff Lin, the Company's President and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a.) Exhibits:

  27.1  Financial Data Schedule

  (b.)  Reports on Form 8-K: None

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 18, 1998          ASANT<E'> TECHNOLOGIES, INC.
                                      (Registrant)


                                By:   RAJIV MATTHEW

                                      Rajiv Matthew
                       Vice President, Finance and Administration
                  (Authorized Officer and Principal Financial Officer)