Form 10-K
period 1998-10-03
ASANTE TECHNOLOGIES INC
filed 1998-12-31
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended October 3, 1998

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

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES _X_ NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 27, 1998 as reported on the Nasdaq National Market, was approximately $10,269,216. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of November 27, 1998, the Registrant had 9,285,893 shares of Common Stock outstanding.

                         ------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on February 26, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                TABLE OF CONTENTS

                                                                         Page of
                                                                          Report
                                     PART I

ITEM 1.  BUSINESS                                                           3

ITEM 2.  PROPERTIES                                                        17

ITEM 3.  LEGAL PROCEEDINGS                                                 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                               21

ITEM 6.  SELECTED FINANCIAL DATA                                           22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        32

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                               50


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                51

ITEM 11. EXECUTIVE COMPENSATION                                            51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                        51

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    51


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K                                                          52

SIGNATURES                                                                 55

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


ITEM 1. BUSINESS

Asante Technologies, Inc. ("Asante" or the "Company"), founded in 1988, designs, manufactures and markets high-performance computer networking products that address networking requirements at the departmental and workgroup level within corporations and small businesses. The Company sells its products primarily through distributors and supports this distribution channel with marketing and promotional programs and a network of direct sales and service personnel. The Company focuses much of its efforts in certain vertical markets, namely, the educational channel, SOHO (Small Office/Home Office) and in pre-press, digital graphic communications and related markets requiring high bandwidth solutions, where the Company can differentiate the performance and features of its products from those of its competitors. The Company is the largest third party provider of Ethernet connectivity for the Macintosh platform.

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

There are six primary trends in computer networking that affect the Company's business: 1) the adoption of switched Ethernet technology, 2) the adoption of increased speed and Fast Ethernet and Gigabit products, 3) the use of Internet and "Intranet" technology in corporate local area networks, 4) the anticipated convergence of voice, data, and video over all market segments, 5) the seasonality of certain segments of the networking industry, and 6) the commoditization of low end networking products and growth of the home office.

The first trend is the growth in commercialization and adoption of Ethernet switching technology, which enables a dedicated communication between a sending and receiving computer or device as opposed to traditional shared Ethernet, where multiple users share communication lines. Initially, switching products were used primarily within larger companies which were the first to experience congestion in their traditional network architectures. More recently, adoption of switching technology has spread to smaller companies. Furthermore, many companies are deploying switching at all layers of the network: in the local area network backbone, in server groups, at the workgroup level, and in direct connections to desktop PCs. This is especially applicable to those companies which focus in high bandwidth graphics intensive applications. The Company introduced several new switching products in 1996, delivered two

================================================================================
new families of high performance switching products in 1997 designed to meet the needs of the most high-bandwidth demanding applications and, in fiscal 1998, announced several new switching product lines designed to meet the needs of those customers demanding high performance, cost effective solutions. In 1999, the Company will continue to focus research and development resources on the development of additional switching products in order to complete its product line and meet the needs of the Company's customers requiring high performance, feature-rich products, and will continue to reduce the cost of existing lines as necessary to counter declining prices.

The second trend is the adoption of Fast Ethernet (100 Mbps) technology and the need for Gigabit solutions for certain applications. In fiscal 1997 and early
1998, users of 100Mbps technology were predominately two different sectors of the market: large corporations seeking a solution to congestion at the "top" of their networks, and those using specific vertical applications, such as publishing, pre-press, imaging and multimedia, which routinely transfer very large files across their networks. The sharply declining prices the market experienced in fiscal 1998 has accelerated the transition of the Company to Fast Ethernet technologies, both shared and switched. The Company believes that 10/100 technology will continue to become the industry standard. Consequently, the Company has focused the majority of its efforts in 1998 on the development and introduction of new aggressively priced 10/100 adapters, shared hubs, and switches. The Company offers a wide range of 100 Mbps and 10/100 Mbps Fast Ethernet shared hubs, cards and switch products which have achieved strong recognition and critical acclaim. In addition, as 10/100 technology takes over as the standard for Ethernet networking, Gigabit technology (1,000 Mbps) will be increasingly adopted for use in the corporate backbone, and at the server level in order to handle the increased bandwidth and speed demands created by the adoption of Fast Ethernet and the convergence of voice, data, and video to the desktop.

The Company's Fast Ethernet products are differentiated from those of the Company's competitors both due to their ease of use (Plug-and-Play), and software utilities including built-in HTTP servers on many of the Company's newer managed switch products, a software enhancement utility which optimizes Fast Ethernet performance across most network topologies including standard Ethernet, Fast Ethernet, and token ring networks. NetDoubler(TM), the Company's network acceleration software, currently runs on Windows NT(TM), Macintosh(TM), Power PC(TM), and Unix operating systems.

The third trend affecting the market for local area networking equipment is the rapid adoption of internet technology into internal corporate networks. The resulting "Intranets" are based on web servers and web browser technology. This technology is easily deployed and the development tools offer large gains in programmer productivity. This has caused growth in both the development of in-house corporate applications based on Intranet technology and efforts by standard product software companies to develop products based on this same technology. Many corporations view Intranet software technology as a cost-effective alternative to traditional client-server software architectures. The Company has taken steps to integrate Intranet technology into its new switches in the form of a built-in, Java(TM)-enabled, HTTP server. In early fiscal 1999, the Company plans to announce several products to further capitalize on the growing trend for the needs of companies and institutions for both Intranet and LAN-edge technologies with the introduction of WAN-edge devices such as a Plug-and-Play ISDN router and dual analog channel routers. In addition, the Company is developing other products to meet the needs of its customers to connect both to the Internet, and corporate Intranets.

================================================================================

The fourth trend in the local area network (LAN) and LAN-edge market is the anticipated convergence of voice, data, and video across both corporate Intranets and the Internet. The greatly increased bandwidth and speed, which has and is being created primarily due to emergence of 10/100 technology taking over the desktop as the networking standard, has created much greater demand and downward pricing pressures as the telephone companies and larger networking companies are pressured to deliver "all-in-one" LAN, WAN, Phone, and FAX communications centers at attractive price points.

Another observation in the local area networking market is the reported growth in sales and market share for the Microsoft Windows NT(TM) operating system and need for cross-platform solutions. The low installation and maintenance cost, scalability, and compatibility with desktop versions of Windows have made Windows NT(TM) an effective solution for servers in corporations.

The fifth trend, which affects the local area networking market and the Company in particular is the seasonality of the Company's business. The first factor which affects the Company most in the market is caused by the budgeting and purchasing cycles of certain segments of the Company's customers. The Company has a strong presence in the educational market which is characterized by its typically seasonal purchasing habits due to the nature of educational seasons and the ability for school administrators to more easily install network systems during times when the majority of users (students) are not in session. Secondly, many schools and other governmental agencies allocate spending based on seasonal budgets and accept bids only seasonally.

The sixth trend which affects the local area networking market is the commoditization of the lower end of the networking market, including 10/100 adapters, unmanaged 10/100 hubs and switches. This commoditization is the result of the availability of commercial chipsets that allow manufacturers to introduce new products with minimal engineering effort. The Company is working with offshore manufacturing partners to develop cost competitive products based on these new chipsets. The Company expects to remain competitive in this segment of the market, and believes this area to be a potential growth area for the Company due to the expected increase in the "home office" market segment brought on by the affordability of these solutions.

The Company continues to develop and sell Ethernet and Fast Ethernet adapters to customers who use Apple Macintosh(TM) and iMAC(TM) computers. The Company historically has been heavily associated with, and therefore had a dependence on, selling products into the Apple after-market. While the Company currently designs its products to work on all computer platforms and does not rely on new Apple product introductions, a large portion of its sales in the near term are expected to be related to Apple products. Any material decrease in sales of Macintoshes, iMAC's, Power PC's, or additional developments adversely affecting Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company is dependent on the development and release of new products, specifically in the switched and Fast Ethernet shared areas. Delays in bringing new products to market would have a material adverse effect on the Company's financial results and condition.

The Company's success will depend in part on its ability to accurately forecast its future sales due to the lead time required to order components and assemble products. If the Company's product sales forecasts are below actual product demand, there may be delays in fulfilling product orders and consequently, the

================================================================================

Company could lose current and future sales to competitors. Alternatively, if the Company's product sales forecasts are above actual product demand, this may result in excess orders of components or assembled products and a build up in inventory which would adversely affect working capital.

Restructuring

During the third quarter ended July 4, 1998, the Company restructured its operations. This restructuring of operations was necessary to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. Although the Company expects to realize the immediate benefit of a reduced cost structure and other benefits from the restructuring of operations, there is no assurance that losses will not occur in the future.

At July 4, 1998, the Company recorded a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs include employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force consisted of a reduction of approximately 40 employees, primarily from the sales and marketing departments.

The Company's action plan included the release of proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of cost structure, designed to better position the Company going forward and which the Company believes will leverage its strengths. The Company plans to expand its market share in the SOHO (Small Office / Home Office) market by adding a retail channel in addition to strengthening its mail order channel. As part of this plan, the Company has entered into new marketing agreements with two of the nation's largest computer retailers, Comp USA and Fry's Electronics and is negotiating agreements with Micro Center, and a number of regional and independent resellers. The Company shipped products, including its FriendlyNet family of products to both Fry's and Comp USA nationwide during the fourth quarter of fiscal 1998.

The Company also expanded its focus on its existing mail order catalog channel including the addition of CDW, Multiple Zones, and Insight Direct. Management believes that these additions will contribute positively to the Company's results of operations in the coming quarters.

The Company plans to focus its efforts on providing lower cost products and to refocus its research efforts as well as its sales and marketing efforts on certain key channels for which the Company could leverage its strengths. The Company will continue to devote significant efforts on its educational and mail order markets, but is also in the process of concentrating resources to its new retail channel. In implementing this plan, the Company found it necessary to realign its workforce to more effectively focus on these channels and to bring expenses in line with the Company's new targeted revenue and margin structure.

Industry Segment Information

Asante operates in one industry as described above.

Products

================================================================================

Switch Products

Asante's comprehensive line of switches includes multiple families of switches designed to meet the needs of both its vertical and horizontal market customers. The IntraStack(TM) 10/100 6000 series dual speed switch family and the Company's newly introduced, feature rich IntraSwitch(TM) 6000 series 10/100 switches are currently Asante's highest performance, managed products, designed to provide maximum bandwidth for those customers requiring solutions for high congestion situations. Both families feature an integrated HTTP management server with Java(TM)-enabled features, as well as other advanced functions. The IntraStack(TM) family, which uses the Company's patented Goldcard(TM) connector technology to expand the switching system via a 2.1 Gigabit PCI backplane, currently includes a suite of 3 units. The IntraStack(TM) 6014DSB base is a 12-port 10/100 auto-sensing management switch offering two additional MII expansion slots which allow additional 10/100 ports, 10/100 Fiber, or 10 FL modules to be added. The Intrastack(TM) 6016DSE switch offers an expansion module with 16 10/100TX ports and is fully manageable from the base module. The third product in this family is the IntraStack(TM) 6008FXE switch, which offers 8 100Base-FX (fiber) ports and is fully stackable using Asante's Goldcard(TM) technology with the entire IntraStack(TM) family. The IntraSwitch(TM) 6000 series of switches currently ships in both 16 and 24 port configurations and are based on the Company's proprietary ASIC technology. In addition, these switches offer the customer additional management features such as RMON, and VLAN, and a migration path for those customers requiring a Gigabit backplane. The Company plans to introduce additional feature rich 10/100 managed switches during fiscal 1999, including a chassis based 10/100 switch to meet the needs of the Company's educational customers and customers requiring full featured, high bandwidth solutions.

The IntraSwitch(TM) 5000 series switch family currently features three products. The IntraSwitch(TM) 5324 is a high performance 10 + 100 switch featuring 24 dedicated, 10 Mbps switched ports: one fixed, dual-speed 10/100TX port featuring NWay auto-negotiation to automatically determine 10 or 100 Mbps operation; and two MII slots for optional 10/100TX, 100Base-FX, or 10Base-FL, expansion modules. The IntraSwitch(TM) 5212 introduced in the first quarter of fiscal 1998, has 12 dedicated, 10 Mbps switched ports: one fixed, dual-speed 10/100 TX port featuring NWay auto-negotiation; and one MII slot. The IntraSwitch(TM) 5308 introduced in the second quarter of fiscal 1998, has 8 dedicated, 10 Mbps switched fiber ports; one fixed, dual speed 10/100TX port featuring NWay auto-negotiation, and one optional MII slot for 10/100 TX, 100Base-FX, or 10Base-FL, expansion modules. These products feature integrated HTTP management software, RMON, and VLAN, among other features.

The FriendlyNet(TM) 4000 series switch family features cost effective, high performance 10/100 Mbps unmanaged switches for the smaller and midsized network and "power users" with high bandwidth needs. The switches feature NWay auto-negotiation to automatically determine either 10 or 100 Mbps operation and come in 2, 4, 8, and 16 port configurations.

The Company also offers a 10 Mbps, 8 port unmanaged plus 2 10/100 uplink, FriendlyNet(TM) Switch.

Gigabit Adapters and Other Gigabit Products

================================================================================

In early fiscal 1999, the Company plans to ship its first Gigabit products. The Company's first Gigabit product, to be introduced in the February time frame, will be a full-featured Gigabit card. The Company plans shipping additional Gigabit products in fiscal 1999 which will both complement its current switch products and provide those customers with large bandwidth needs high end solutions at affordable prices. The Company plans on investing in additional Gigabit technology to meet the needs of its customers requiring implementation of a Gigabit solution to the backbone of their networks.

10Base-T/100BASE-TX (Fast Ethernet) Systems

In addition to switches, the Company offers a complete family of dual speed 10/100 Fast Ethernet systems and adapters to allow customers to connect personal computers and high performance servers over a corporate Intranet. The Company's award-winning, high performance products offer customers with high bandwidth needs a complete line of products to fulfill their intranet needs and offer those customers with existing 10BASE-T Ethernet networks a cost effective way to transition to 100BASE-T networking.

The Company offers a growing family of 10/100 hub solutions for its customers. The Company's current products, the FriendlyNet 10/100 Dual Speed hub family, includes standalone 8 and 16 port 10/100 hubs. In addition, the Company offers a stackable, unmanaged 10/100 hub as part of the FriendlyNet family. The stackable product includes 8 and 16 port base units, and 8 or 16 port expansion units for departmental or workgroup sized networks.

Asante also offers a stackable, high port count 100Mb solution for larger networks under the AsanteFast family name. The AsanteFast 100 Hub is a 100BASE-TX hub providing ten times the performance of 10 Mbps Ethernet and is targeted for bandwidth intensive graphic, multimedia, and mission-critical applications. The 12-port version has a stackable architecture that supports up to 180 ports and comes in intelligent and non-intelligent configurations. Features include auto-negotiation for seamless integration of existing 10BASE-T with new 100BASE-T systems. The AsanteFast 100 Hub works with all personal computers equipped with a 100Mbps adapter, and supports Windows 95(TM), Windows NT(TM), Novell NetWare(TM), Banyan VINES(TM), and other popular network operating systems.

The AsanteFast 100 Management Module provides network management of Fast Ethernet and 10BASE-T networks in order to determine network performance, traffic bottlenecks, collisions and other vital signs. The Management Module fully integrates with the Asante Fast 100 Hub shared backplane with a key-sized expansion card so that it snaps on top of the hub eliminating the need for external cabling. The module's built-in simple network management protocol ("SNMP") support enables the interconnected hub stack to be managed as a single logical repeater and controlled from any workstation running AsanteView(TM) network management software or from any SNMP-compatible or Telnet console.

Fast Ethernet Adapter Cards

The Company's AsanteFast 10/100 dual speed adapters provide all-in-one compatibility to 10BASE-T and 100BASE-TX Ethernet networks for personal computers utilizing standard PCI bus architecture. The product plugs into the PCI slot of the computer and automatically configures itself to the system. It utilizes an "autonegotiating" feature that senses whether the network hub speed is 10 Mbps or 100 Mbps and sets the adapter speed accordingly. As such, the product allows the customer to move from the existing 10BASE-T network to a new Fast Ethernet network. The Asante Fast 10/100 has four LED lights

================================================================================
to assist with trouble shooting and to indicate connection speed, link integrity and data traffic. The Company's PCI cards ship with Windows(TM), Macintosh(TM), and Power PC(TM) drivers for cross platform compatibility.

10BASE-T Systems and Adapter Cards

Along with the trend by customers in the more sophisticated sectors of the networking market to move to switching and 10/100 shared technology, the demand for low cost 10 Mbps Ethernet technology from more price-sensitive customers remained consistent. This trend is particularly strong in the kindergarten through grade 12 education market in which the Company has a strong reputation and product name recognition. The adoption by schools of wide area links to the worldwide internet has led to the use of low cost 10 Mbps shared technology for their existing local area networks. Schools connecting to the internet for the first time find that they need to install an Ethernet LAN and they have favored low cost 10 Mbps solutions. The Company continues to hold a competitive position in the market for 10 Mbps shared hubs, and will continue to pursue cost reduction objectives for its 10 Mbps product line to maintain competitiveness in this market. The Company expects that sales levels in the 10 Mbps market will not continue as declining pricing for switching technology and 10/100 Mbps shared Ethernet technology are making adoption of these standards more attractive.

The Company offers a broad family of 10BASE-T systems and adapters to meet needs ranging from the corporate workgroup to the departmental workgroup and small business user.

The NetStacker(TM) is a dual-slot, two-segment, intelligent Ethernet concentrator that gives the user the flexibility of a multi-slot chassis with the convenience of a stackable hub. Up to three NetStacker(TM) units can be snapped together to support up to 72 users via 10BASE-T connections. Each chassis accommodates two multi-port repeater modules for 10BASE-T, 10BASE-2 and 10BASE-F Ethernet connectivity. A two-port Ethernet bridge module may be installed in any available chassis slot to segment and isolate network traffic. The NetStacker(TM) is also available with an SNMP-based network management module and is manageable with IntraSpection(TM) and AsanteView(TM) Network Management software.

The AsanteHub 2072, an expandable, seven-slot, chassis-based, 72-port intelligent hub, offers departmental network managers enterprise-level features at a departmental price. It has a seven-slot architecture that allows the addition of a variety of multi-port repeater modules (10BASE-T, 10BASE-2 and 10BASE-F), a bridge module and an SNMP-based network management module. Network growth can be accommodated simply, inexpensively and on an as-needed basis by inserting new modules. A dual segment backplane allows the network manager to create two completely separate networks within the AsanteHub 2072's chassis to segment traffic and optimize network efficiency. When combined with AsanteView(TM) network management software, this hub provides centralized management and diagnosis which can be operated both locally and remotely to configure, control and set alarms for the hub from a personal computer. The Company also offers dual redundant power supplies for the AsanteHub 2072 for fault-tolerant applications.

The 10T unmanaged hub family includes multiple port versions including 8, 12 and 24 port versions. In addition, the Company offers a 6-port, BNC unmanaged hub. These 10T hubs form a family of inexpensive, non-intelligent Ethernet hubs for connecting personal computers, workstations (including UNIX), network printers and other network resources to an Ethernet network. These systems are used for

================================================================================
creating small networks or extensions to existing networks. They allow network managers to use economical unshielded twisted pair (UTP) telephone wire instead of coaxial cable to set up their LANs, and support all major network operating systems and hardware configurations.

The FriendlyNet(TM) 10T Hubs in 5-port and 8-port product configurations also comprise a family of inexpensive, non-intelligent Ethernet hubs designed to complement the 10T-Hub/8, /12 and /24 to meet the needs of the economy-minded user, small business, and home network. Their smaller size makes them ideal for small businesses and personal or home users who have limited workspace.

Adapter Cards for IBM-compatible personal computers. The Company's AsanteNIC(TM) and EtherPaC(TM) line of 10BASE-T Ethernet client access products consist of nine different cards, which support either PCI, ISA, EISA or MCA buses. All cards support Novell NetWare(TM), Windows NT(TM), and other popular network operating systems and protocols.

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

Asante currently offers two network management options: IntraSpection(TM) and AsanteView(TM). IntraSpection(TM) is the Company's Web-based network management software program, providing users with customized management solutions and support for every SNMP-based network device on the market. IntraSpection(TM)'s customized support is available through Asante plug-in Personality Modules that are sold as additions to the basic IntraSpection(TM) software. Furthermore, because IntraSpection(TM) allows for programming in HTML and Java(TM) instead of the customary C++, network managers can quickly create customized management modules on their own, a capability previously not available in the networking industry. The basic IntraSpection(TM) software is available at no cost through the Company's internet site at http://www.asante.com.

AsanteView(TM) is the Company's proprietary network management software that operates with the SNMP protocol. Using AsanteView(TM) with an AsanteHub 1016, NetStacker or AsanteHub 2072, a network manager can monitor and control the network. AsanteView(TM) enables the manager to gather network statistics, monitor network performance, pinpoint bottlenecks and errors and optimize network performance. The graphic user interface conveys network information at a glance. AsanteView(TM) offers both local and remote capabilities and permits management of up to 12 Asante hubs at the same time from a single management station.

================================================================================

Asante has developed multiple versions of its network acceleration software, NetDoubler(TM). Providing a high-performance solution for publishing and pre-press networks when combined with Asante switched and Fast Ethernet products, NetDoubler(TM) runs on Macintosh(TM) computers and most popular servers including Windows NT(TM) Macintosh(TM) and UNIX. The Company has several patents pending for its acceleration software and systems technology.

Technology

The Company is a provider of leading edge products in the Ethernet networking industry. The Company introduced the first 100 Mbps stackable hub system products in 1995 and has continued to bring new technology to the market ahead of competition. In line with its goal to provide its customers with value-added features which continue to differentiate the Company's products from those of its competitors, the Company has developed and patented its GoldCard(TM) connector technology. The Company's Goldcard(TM) connector technology allows customers to expand the Company's switching via a 2.1 Gbps PCI backplane without having to use valuable 100BASE-T ports in order to connect the modules in a stack, giving the Company a true stackable system architecture that is cost effective for the customer. In addition, the Company completed design work on its proprietary 10/100 ASIC (Application Specific Integrated Circuit) chip allowing the Company to offer the most competitively priced switches in the industry. The Company is continuing its development of new and enhanced products for connecting to the Internet and corporate Intranets. The Company will also be focusing efforts to expand its Gigabit product line.

Marketing and Distribution

The Company markets its products in three main channels: first, through a two tier distribution channel which sells primarily to commercial and corporate users; second, the Company sells directly to a large number of educational institutions; and third, through a number of OEM customers.

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

Beginning in fiscal 1996, the Company expanded its effort to sell more products to OEM customers. As a result, a significantly increased portion of the Company's revenue resulted from OEM sales in fiscal 1997, due to certain agreements with larger OEM customers. These relationships may typically cause fluctuations in the Company's business based on the Company's ability to locate, or maintain various OEM opportunities and the ability of the Company to offer cutting edge, cost effective technology of interest to its OEM customers. However, sales to OEM customers declined in fiscal 1998 and the Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales are expected to continue to constitute a smaller portion of the Company's total sales in fiscal 1999.

================================================================================

Sales to customers outside the United States accounted for approximately 22.0%, 18.0%, and 23.1% of the Company's net sales in fiscal years 1998, 1997, and 1996 respectively. The increase in international sales as a percentage of net sales in fiscal 1998, was due primarily to increased sales in Europe and decreased OEM sales. The decrease in international sales as a percentage of total sales in fiscal 1997, was due primarily to increased sales of products to OEM customers in the United States. All sales to international customers are denominated in U.S. dollars. Accordingly, the Company's operating results are subject to the risks inherent in international transactions, including changes in regulatory requirements, exchange rate fluctuations that may make the Company's products more expensive to non-U.S. purchasers, tariffs or other barriers.

The Company believes that it has good relationships with its distributors and intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates, and promotes its products and builds brand name recognition by extensive trade advertising, participation in industry trade shows, and other marketing efforts. As of October 3, 1998, the Company supported the sales efforts of its distributors with 36 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories, and 15 outside sales representatives.

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

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of some distributors and the emergence of alternative distribution channels. In addition, there is an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. A reduction in the sales effort by any of the Company's major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

In fiscal 1997, the Company altered a portion of its warranty policy limiting coverage on certain of its high-end switch products to 3 years. In fiscal 1998, the Company adopted a limited lifetime warranty of its existing unmanaged products and new 10/100 6000 series managed and 4000 series unmanaged

================================================================================
switches. This warranty excludes from lifetime coverage, the fan and power supply included with its products, due to the shorter life expectancy of these parts. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a lifetime warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations.

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

As of October 3, 1998, the Company had 26 employees engaged in engineering and product development. During the fiscal years ended October 3, 1998, September 27, 1997, and September 28, 1996, the Company's engineering and product development expenses were approximately $6.6 million, $7.1 million, and $6.2 million respectively.

The Company continues to invest significant resources in engineering projects and will continue to focus additional resources as needed in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, in fiscal 1998 and going forward, the Company will focus additional efforts in the areas of imbedded software design, development of additional switches and other LAN-edge devices, WAN router products, and on system integration. The Company will also direct product development efforts to expand its Gigabit product line.

The Company believes its future success will depend upon its ability to enhance and expand its existing product offerings and to develop in a timely manner new products that achieve rapid market acceptance. Substantially all of the Company's products are designed to provide connectivity to Ethernet LANs. If the Company is unable for technological or other reasons to modify its products or develop new products to support Fast Ethernet or Switched Ethernet technology, or if Ethernet's importance declines as a result of alternative technologies, the Company's business, financial condition and results of operations would be

================================================================================
materially and adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhanced or new products in a timely manner, that those products will gain market acceptance, or that the Company will be able to respond effectively to technological changes or new industry standards.

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

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 1998, the Company purchased $8.2 million of goods from OSE. The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experience financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company, or otherwise fail to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing supply through alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs, and certain ASICs used in the Company's 10/100 and 10T switching products. The Company does not have a long-term supply agreement with any of its suppliers. The Company believes that certain key components remain in short supply, and from time to time receives only limited allocations of these products which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on OSE and subcontractors to procure many of the components used in

================================================================================
the Company's products. Procurement and stocking of components and subassemblies is done by these subcontractors based on the Company's purchase orders.

Competition

The markets for the Company's products are highly competitive, and the Company believes that such competition will intensify. Competitive trends in the Company's markets are continuing declines in average selling prices, coupled with improvements in product features and performance. The Company expects such trends will continue.

In the mainstream market, the Company competes with Cisco Systems, Nortel, 3Com, Intel, and many smaller companies. Competition from these and other companies, including new entrants, is expected to intensify, particularly in the SOHO, workgroup, and departmental user markets. Many of the Company's competitors in this market are more established, enjoy significant name recognition and possess far greater financial, technological and marketing resources than the Company.

The Company believes the principal competitive factors in the departmental connectivity market are brand name recognition, value for price, breadth of product line, technical features, ease of product use, reliability, customer support and the ability to develop and introduce new or enhanced products rapidly. The Company believes that it has established itself as a supplier of high quality, reliable products and as a result, currently competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future against current or future competitors, or that it will be able to adapt successfully to changes in the market for its products. The Company's inability to compete successfully in any respect or to respond timely to market demands or changes would have a material adverse effect on the Company's business, financial condition and results of operations.

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

During fiscal 1998, a smaller portion of the Company's sales represented products sold to OEMs than in fiscal 1997. While the Company has pursued, and will continue to pursue, additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional large product volume arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs

================================================================================
additional large OEM agreements in the near future, the Company expects that OEM sales will remain flat or decrease slightly as a percentage of total revenue in fiscal 1999.

A significant percentage of the Company's sales in fiscal 1998 was derived from products designed for use with Macintosh(TM) Power PC(TM), and iMAC(TM) computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple's competition in the Company's adapter card market and incorporation of Ethernet into the motherboard of a large portion of its products, and Apple's decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Proprietary Rights

The  Company  is  currently   pursuing   several  domestic  and  foreign  patent
applications relating to its acceleration software and systems technology.

The Company has received in the past and may receive in the future communications from third parties asserting intellectual property claims against the Company. Claims made in the future could include assertions that the Company's products infringe, or may infringe on the proprietary rights of third parties or requests for indemnification against such infringement. There can be no assurance that any claim will not result in litigation, which could involve significant expense to the Company. If the Company is required or deems it appropriate to obtain a license relating to one or more products or future technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.

The Company relies on a combination of patents, trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights in its products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's technology is difficult, and there can be no assurance that the measures being taken by the Company will be successful. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States. See Item 3: Legal Proceedings.

Employees

As of October 3, 1998, the Company had 130 employees, including 26 in engineering and product development, 33 in manufacturing operations, 46 in marketing, sales and support services, and 25 in corporate administration. The number of employees reflects a reduction in workforce as a result of the restructuring which occurred in the third quarter of fiscal 1998.

================================================================================

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


ITEM 2. PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies this facility under a lease that expires on August 31, 1999. The lease provides an option to extend for an additional five years. During 1998, the Company leased sales offices in Southern California, Colorado, North Carolina, Texas, Utah, Washington, Taiwan and England . The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. See
Note 8 of Notes to Financial Statements.


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

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others,

================================================================================

Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court noted that plaintiff Datapoint had conceded that the Special Master's claim interpretation would result in a finding of no infringement for the accused products, and therefore ordered the case dismissed on the merits effective December 30, 1998.

Subsequent to the Company's fiscal year end, on October 16, 1998, the Company received a collection letter from Dunn and Bradstreet, Receivable Management Services, on behalf of Plaintree Systems Corporation ("Plaintree"). The letter claims that the Company owes Plaintree $197,400 and demands immediate payment. The Company believes Plaintree's claim stems from the OEM Purchase and Manufacturing License Agreement between Plaintree and the Company, dated June 1, 1996. Pursuant to the Agreement, the Company purchased certain products from Plaintree. The Company has determined the Plaintree products were defective and has demanded arbitration against Plaintree pursuant to the Agreement, for monies already paid to Plaintree, a minimum of $300,000. The time to respond to the Company's demand has not yet passed. The arbitration will take place in Massachusetts. Management believes the ultimate resolution of this matter will not have a material effect on the Company's financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of December 15, 1998, and certain information regarding each of them are as follows:

       Name              Age             Position with the Company
       ----              ---             -------------------------

Wilson Wong (1)          51       President and Chief Executive Officer
Jeff Yuan-Kai Lin (2)    47       President and Chief Executive Officer
William Leung (3)        57       Vice President of Operations
Rajiv Matthew (4)        38       Vice President of Finance and Administration
Ronald Volkmar (5)       51       Vice President of Sales Americas
William Fenley (6)       51       Vice President of Product Marketing and OEM
                                   Business
Robert Sheffield (7)     49       Vice President of Finance, CFO and Secretary
Paul Smith (8)           40       Senior Vice President of Marketing and Sales
John Jeng (3)            43       Vice President of Operations
--------------------------------------------------------------------------------

================================================================================

1) Wilson Wong resigned as an Officer of the Company in August, 1997 and was rehired as Vice President of Engineering on September 10, 1998. Mr. Wong assumed the position previously held by Mr. Yen Chang. On December 17, 1998, Mr. Wong assumed the position of President and Chief Executive Officer following the resignation of Mr. Lin.

2) On December 17, 1998, Mr. Jeff Lin resigned from his positions as President and Chief Executive with the Company, but will retain his position on the Board of Directors.

3) On December 7, 1998, Mr. William Leung resigned as Vice President of Operations. His responsibilities will be assumed by Mr. Jeng.

4) Rajiv Matthew was hired as Vice President of Finance and Administration on July 6, 1998.

5) Ronald Volkmar left the Company in fiscal 1994 and was rehired as Vice President of Sales-Americas on April 3, 1998.

6) In November 1998, Mr. Fenley was promoted to Vice President of Product Marketing and OEM Sales.

7) Robert Sheffield resigned from his positions with the Company effective June 30, 1998.

8) Paul Smith resigned from his position with the Company effective May 1, 1998.


Mr. Jeff Lin co-founded the Company in 1988 and until recently served as President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Lin also served as Vice President of Engineering following the death of Mr. Tommy Leung from November 24, 1997 until Mr. Wilson Wong was hired as Vice President of Engineering on September 10, 1998. From 1993 through 1994, he served as Vice President, General Manager of Network Systems Business. From 1991 to 1993, he served as the Company's Chairman of the Board of Directors and Chief Operating Officer. From 1988 to 1991, Mr. Lin served as the Company's Vice President of Operations and Engineering, Chief Financial Officer and Secretary.

Mr. Wilson Wong co-founded the Company in 1988 and currently serves President and Chief Executive Officer. From 1994 to August 1997, he served as Vice President and General Manager and Co-Chairman of the Board of Directors. From 1993 to 1994, he served as Vice President and General Manager for the Company's client access products. From 1988 to 1993, he served as the Company's President and Chief Executive Officer. Mr. Wong serves as a Director of the Board of Directors.

Mr. William Leung joined the Company in August 1995 as Vice President of Operations. From December 1987 to August 1995, he was President and Chief Executive Officer of Cache Computers, Inc., a manufacturer of motherboards for personal computers. Mr. William Leung is not related to Mr. Tommy Leung, previously Vice President of Engineering. On December 7, 1998, Mr. Leung resigned his position with the Company. The responsibilities of Mr. Leung will be assumed by Mr. John Jeng.

Mr. Rajiv Matthew joined the Company in July 1998 and serves as Vice President of Finance and Administration and Principal Financial Officer. From January 1997 to July 1998, he was Corporate

================================================================================

Controller at Avant! Corporation, an electronic design automation company. From 1994 to 1995, he was Treasury Director for Connor-Seagate, a manufacturer of disk drives and other electronic storage devices. From 1992 to 1994, Mr. Matthew was Staff Director-Finance for Airtouch Communications (formerly Pactel Corporation). Prior to Pactel Corporation, Mr. Matthew held financial management positions with BankAmerica Corporation and PriceWaterhouseCoopers, LLP. Mr. Matthew also serves as non-executive director of Ibeam Technologies, a PCB supplier.

Mr. Ronald Volkmar joined the Company in April 1998 and currently serves as Vice President of Sales, Americas. From September 1997 to March 1998, he was President of Mustang Microsystems, a sales consulting firm. From June 1996 to September 1997, Mr. Volkmar was Director of Sales for Paladin Marketing, Inc. From October 1995 to June 1996, he was Vice President of Sales and Marketing for Lite-on, a manufacturer of network systems products. Mr. Volkmar was also formerly Vice President of Sales and Marketing for Asante from December 6, 1989 to June 30, 1994.

Mr. William Fenley joined the Company in January 1996, and served as Senior Director Of OEM Business until November 16, 1998, when he was promoted to his current position of Vice President of Product Marketing and OEM Business. From December 1994 to January 1996, he was Vice President of OEM Sales for Zynx, a manufacturer of network adapter cards. From June 1989 to December 1994, Mr. Fenley was Vice President of Sales and Marketing for Cache Computers, a manufacturer of motherboards and network adapter cards.

Mr. John Jeng joined the Company in December 1998 and currently serves as Vice President of Operations. From December 1992 to October 1998, he was Director of Operations for Diamond Multimedia (formerly known as Micronics, Inc), a manufacturer of motherboards, computer, and other multimedia related products. From February 1988 to December 1992, Mr. Jeng was Director of Manufacturing for Eveready Industry Corp., a subcontract manufacturer.

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

Fiscal 1998                         High                      Low
---------------------------------------------------------------------
First quarter                       $5 3/4                   $3  1/8
Second quarter                       3 7/8                    2 15/16
Third quarter                        4                        2
Fourth quarter                       2 3/8                      13/16

Fiscal 1997                         High                      Low
---------------------------------------------------------------------
First quarter                       $7 3/8                   $4 3/4
Second quarter                       5 1/2                    4 3/16
Third quarter                        5 3/8                    3 5/8
Fourth quarter                       6 9/16                   4 7/8


As of November 27, 1998, there were 120 stockholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties as well as quarterly variations in the Company's anticipated or actual results of operations and market conditions in high technology industries generally, may cause the market price of the Company's Common Stock to fluctuate significantly. The stock market has on occasion experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Company's stock may not be indicative of current or future performance.

In early fiscal 1998, the Company issued 4,648 shares of its restricted common stock to Dr. David Lam as compensation for consulting services rendered by Dr. Lam's company during fiscal 1997 prior to his becoming a board member of the Company. Such shares were issued pursuant to a claimed exemption from registration under section 4(2) of the Securities Act of 1933, as amended, as a private placement to one individual who acquired such shares with investment intent.

================================================================================

On September 23, 1998, the Company announced a stock repurchase program in which the Company may repurchase up to 500,000 shares of its outstanding Common Stock over a period of up to one year. Pursuant to this program, the Company had repurchased 15,500 shares of its common stock for $28,400. As of November 27, 1998, the Company had repurchased 67,000 shares of its Common Stock in open market transactions. Total stock repurchases will not exceed 500,000 shares, or 5.4% of the total number of shares of the Company's Common Stock outstanding.


ITEM 6. SELECTED FINANCIAL DATA
        (In thousands, except per share data)

Statement of Operations Data:                                                           Year ended
------------------------------------------------------------------------------------------------------------------------------------
                                                           1998             1997            1996             1995             1994
                                                         --------         --------        --------         --------         --------
Net sales                                                $ 51,433         $ 83,279        $ 66,990         $ 60,884         $ 79,941

Income (loss) from operations                            $(12,450)        $  2,331        $ (1,338)        $ (6,324)        $  1,818

Net income (loss)                                        $(14,435)        $  1,926        $   (457)        $ (3,705)        $  1,125

Diluted net income (loss) per share                      $  (1.57)        $   0.21        $  (0.05)        $  (0.45)        $   0.13

Balance Sheet Data:

                                                           1998             1997            1996             1995             1994
                                                         --------         --------        --------         --------         --------

Working Capital                                          $ 13,645         $ 26,727        $ 25,101         $ 24,548         $ 24,629

Total assets                                             $ 30,359         $ 40,567        $ 39,966         $ 36,767         $ 40,913

Stockholders' equity                                     $ 15,850         $ 29,874        $ 26,909         $ 26,119         $ 28,389

                                                                 22

====================================================================================================================================


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

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended October 3, 1998, September 27, 1997, and September 28, 1996 , respectively:

                                                                      1998            1997               1996
                                                                      ----            ----               ----
Net sales                                                             100.0%           100.0%            100.0%
Cost of sales                                                          69.9             63.7              60.0
                                                                      -----            -----             -----
Gross profit                                                           30.1             36.3              40.0
                                                                      -----            -----             -----
Operating expenses:
   Sales and marketing                                                 33.7             20.8              28.4
   Research and development                                            12.8              8.6               9.3
   General and administrative                                           7.0              4.1               4.3
   Restructuring                                                        0.8               -                 -_
                                                                      -----            -----             -----
     Total operating expenses                                          54.3             33.5              42.0
                                                                      -----            -----             -----
Income (loss) from operations                                         (24.2)             2.8              (2.0)
Interest and other income (expense), net                                0.9              0.8               0.9
                                                                      -----            -----             -----
Income (loss) before income taxes                                     (23.3)             3.6              (1.1)
Provision (benefit) for income taxes                                    4.8              1.3              (0.4)
                                                                      -----            -----             -----
Net income (loss)                                                     (28.1%)            2.3%             (0.7%)
                                                                      =====            =====             =====


The Company recorded net loss for fiscal 1998 of $14.4 million, or $(1.57) per diluted share compared to net income of $1.9 million, or $0.21 per diluted share, in fiscal 1997.

================================================================================

Net Sales

Net sales decreased 38.3% to $51.4 million in fiscal 1998 from $83.3 million in fiscal 1997. Net sales were $67.0 million in fiscal 1996. The decrease in net sales from fiscal 1997 to fiscal 1998 was due primarily to a significant decrease in OEM sales, and to decreases in sales of the Company's 10T (10 Mbps) adapter products, 10T shared hubs as well as less significant decreases in several of the Company's other product lines due to a general softness in the networking and computer industries in the second and third quarters of fiscal 1998, delays in sales to educational customers due to the delay in implementation of the government's new "E-Rate", K-12 educational networking equipment subsidy program, and significant competitive pressures. The decreases were partially offset by increased shipments of the Company's switch products during the year.

Specifically, sales of OEM products during fiscal 1998 decreased by $18.0 million to $3.5 million in fiscal 1998 from $21.5 million in fiscal 1997. The decrease was due primarily to the expiration of an agreement regarding an OEM Ethernet/fax modem card sold by the Company to Apple Computer in fiscal 1997.

In addition to general industry conditions and delays in government subsidized educational programs, sales of the Company's networking products by product groups were adversely affected by the following factors. The Company experienced continued decline in sales of its 10T adapter cards to $13.1 million in fiscal 1998 from $21.9 million in fiscal 1997, due in part to Apple Computer's continued incorporation of Ethernet connectivity into the motherboard of certain of its Macintosh and PowerBook computers and the transition of many customers to 10/100 adapter products. Sales of the Company's 10T shared products also decreased by approximately $8.5 million, to $11.4 million in fiscal 1998 from $19.9 million in fiscal 1997, due primarily to sharp pricing declines for 10T shared products during the year and the transition of many customers, including educational institutions to 10/100 shared and switched technologies. Sales of the Company's 10/100 and 100 Mbps ("Fast Ethernet") shared systems products decreased by $2.7 million from $4.8 million in fiscal 1997 to $2.1 million in fiscal 1998, due primarily to the transition of many companies to 10/100 shared hubs and 10/100 switches. These decreases were offset partially by an increase of $7.1 million in sales of the Company's switch products during fiscal 1998 to $12.2 million from $5.1 million. Such sales relate primarily to the Company's 10/100 managed stackable and unmanaged switches.

During fiscal 1998, the Company continued to expand its line of 10T switched and 10/100 switched products and introduced 10/100 switched products based on the Company's own proprietary switch ASIC. The Company continued to focus its efforts on certain vertical market segments where Fast Ethernet switches and hub systems excel over standard Ethernet. Pricing continued to be under heavy competitive pressure, and in response, the Company continued a number of programs including discount programs, value added reseller programs, sales incentives, educational specific discounts, and announced several product price reductions during the year.

The increase in sales from fiscal 1996 to fiscal 1997 was due primarily to increased sales of the Company's 10/100 adapter card and switch products caused by the increasing need for faster speeds and additional bandwidth by many customers and increased incorporation of these technologies into the industry due to pricing decreases. In addition, the Company experienced a significant increase in its OEM sales, due primarily to a combination of Ethernet/fax modem card sold to Apple Computer and to significant sales of the Company's 100 Mbps stackable hubs to OEM customers.

================================================================================

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 22.0%, 18.0%, and 23.1%, of net sales in fiscal 1998, 1997, and 1996, respectively. The Company has sales offices in the United Kingdom and Taiwan. The Company experienced reductions in sales in Asia Pacific, primarily in Japan, due to the weakening of foreign currencies against the dollar worldwide, the weak Asian economy, and in part to the softness in demand for Apple Macintosh(TM) related products in Asia. The Company will continue to focus its efforts on increasing sales internationally over the next several quarters, but cannot be sure that its efforts will be successful.

The Company believes heavy competitive pressures will continue during fiscal 1999. Although the Company experienced significant unit increases in several of its product lines such as its 10/100 PCI adapter card products, pricing declines offset the increases in unit sales. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline. The Company makes significant ongoing efforts to develop new products and decrease its manufacturing costs faster than related declines in selling prices. If the Company is unable to offset anticipated price declines in its products by reducing its manufacturing costs and by introducing new products that gain market acceptance, its business, financial condition and results of operations will be materially and adversely affected.

Gross Profit

The Company's gross profit as a percentage of net sales decreased to 30.1% in fiscal 1998 from 36.3% in fiscal 1997, and from 40.0% in fiscal 1996. The decrease during fiscal 1998 was due primarily to the Company's decreased sales levels and increased competitive pricing pressures experienced during fiscal 1998. In addition, the Company discontinued a number of its products resulting in writedowns of the related inventory. The Company's gross profit percentage in the future will continue to be affected by competitive pricing pressures, the Company's ability to further reduce the cost of its products, and the Company's pursuit of certain OEM sales opportunities at lower margins. The decrease in gross profit as a percentage of net sales from 40.0% in fiscal 1996 to 36.3% in fiscal 1997 was attributable primarily to increased sales to OEM customers at lower margins and was also partially affected during the year by charges against sales due to various pricing and marketing programs.

Sales and Marketing

Sales and marketing expenses were at $17.3 million in fiscal 1998 consistent with fiscal 1997. The fiscal 1997 expenses decreased by 8.9% to $17.3 million from $19.0 million in fiscal 1996. As a percentage of net sales, sales and marketing expenses were 33.7%, 20.8%, and 28.4% in fiscal 1998, 1997, and 1996, respectively. In the third quarter of fiscal 1998, the Company reduced the size of its marketing department and its direct sales force. This decrease in the direct sales force, offset partially by the addition of a number of Manufacturers Representatives was related to the restructuring of the Company and its distribution channels as described below. Management believes this action along with efforts to reduce fixed marketing expenses will allow the Company to invest in additional marketing and advertising activities to aid in future revenue growth. The decrease in sales and marketing expenses from fiscal 1996 to fiscal 1997 was primarily due to the reduction of outside sales firms representing the

================================================================================

Company and was also affected by the Company's vertical focus on the digital graphics and pre-press industry.

The Company expects that its sales and marketing expenses will increase in fiscal 1999 in absolute dollars.

Research and Development

Research and development expenses decreased by 7.0% to $6.6 million in fiscal 1998, from $7.1 million in fiscal 1997. Research and development expenses were $6.2 million in fiscal 1996. As a percentage of net sales, research and development expenses were 12.8%, 8.6%, and 9.3% in fiscal 1998, 1997, and 1996, respectively. The $0.5 million decrease in expenses from fiscal 1997 to fiscal 1998 resulted from reduced payroll, consulting and outside service related expenditures.

Research and development expenses increased by $0.9 million from fiscal 1996 to fiscal 1997 due primarily to the Company's commitment to focus additional resources on research and development in order to bring more Fast Ethernet (100 Base-T, or 100 Mbps) products, switching products, and software products to market. As a result, the Company increased expenses relating to salaries and wages to recruit additional engineering personnel, non-recurring engineering expense charges, as well as other research related expenses.

The Company expects that spending on research and development in fiscal 1999 will remain flat or decrease in comparison to fiscal 1998.

General and Administrative

General and administrative expenses increased to $3.6 million in fiscal 1998 from $3.5 million in fiscal 1997. General and administrative expenses were $2.9 million in fiscal 1996. As a percentage of net sales, general and administrative expenses were 7.0%, 4.1%, and 4.3%, in fiscal years 1998, 1997, and 1996, respectively. Such costs include a $575,000 write-down of property and equipment and idle facility costs. The increase in general and administrative expenses from fiscal 1996 to fiscal 1997 was related primarily to the increased outside service and consulting related fees and to increased salary and wage related expenses.

The Company expects that general and administrative expenses will decrease in fiscal 1999 in absolute dollars.

Restructuring

During the third quarter ended July 4, 1998, the Company restructured its operations. This restructuring of operations was necessary to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. Although the Company expects to realize the immediate benefit of a reduced cost structure and other benefits from the restructuring of operations, there is no assurance that losses will not occur in the future.

================================================================================

At July 4, 1998, the Company recorded a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs include employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force consisted of a reduction of approximately 40 employees, primarily from the sales and marketing departments. Through October 3, 1998, approximately $376,000 of the reserve was paid in cash and $24,000 remains accrued at October 31, 1998.

The Company's plan included the release of proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of cost structure, designed to better position the Company going forward and which the Company believes will leverage its strengths. The Company plans to expand its market share in the SOHO (Small Office / Home Office) market by adding a retail channel in addition to strengthening its mail order channel. As part of this plan, the Company has entered into new agreements with two of the nation's largest computer retailers, Comp USA and Fry's Electronics and is negotiating agreements with a number of regional and independent resellers. The Company shipped products, including its FriendlyNet family of products to both Fry's and Comp USA nationwide during the fourth quarter of fiscal 1998.

The Company also expanded its focus on its existing mail order catalog channel including the addition of CDW, Multiple Zones, and Insight Direct. Management believes that these additions will contribute positively to the Company's results of operations in the coming quarters.

The Company plans to focus its efforts on providing lower cost products and to refocus its research efforts as well as its sales and marketing efforts on certain key channels for which the Company could leverage its strengths. The Company will continue to devote significant efforts on its educational and mail order markets, but is currently emphasizing support for its new retail channel. In implementing this plan, the Company found it necessary to realign its workforce to more effectively focus on these channels and to bring expenses in line with the Company's new targeted revenue and margin structure.

Income Taxes

The Company recorded a provision for federal and state income taxes of approximately $2.5 million for fiscal 1998. The provision relates principally to establishing a valuation allowance on previously recorded deferred tax assets offset, in part, by the tax benefit related to losses which the Company carried back to prior years. The Company has recorded a full valuation allowance on its remaining deferred tax assets as sufficient uncertainty exists regarding its recoverability. The Company's effective tax rate was 36.0% for fiscal 1997 and (37.7%) for fiscal 1996.

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

================================================================================

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

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology, and on timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

The Company commits to expense levels, including manufacturing costs, investing in advertising and promotional programs, based in part on expectations of future net sales levels. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company may not be able to reduce or reallocate such expense levels on a timely basis, which could adversely affect the Company's operating results. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

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

================================================================================

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, and economic conditions and seasonal purchasing patterns specific to the computer and networking industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

Successfully addressing the factors discussed above is subject to various risks discussed in this report, as well as other factors which generally affect the market for stocks of high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

Liquidity and Capital Resources

During fiscal 1998, the Company's operating activities utilized $4.0 million of cash and cash equivalents as compared to net cash provided of $1.7 million and $0.9 million in fiscal 1997, and 1996, respectively. During fiscal 1998, the net cash utilized by operating activities resulted primarily from the net operating loss of $14.4 million, increases of prepaid expenses and other current assets of $2.8 million, partially offset by the non-cash charge related to the reserve of $3.6 million related to the deferred tax assets, depreciation and amortization expense of $1.4 million, the decrease in inventory of $4.4 million, and increase in accounts payable of $2.8 million. Days of sales outstanding increased to 36 at the end of fiscal 1998 compared to 32 at the end of fiscal 1997, which had the effect of decreasing cash from operations.

Net cash used in investing activities was $0.5 million in fiscal 1998, which was due primarily to purchases of property and equipment. During fiscal 1998, 1997, and 1996, the Company's purchases of property and equipment totaled $0.7 million, $2.3 million, and $1.3 million, respectively. The Company anticipates that capital equipment purchases in fiscal 1999 will not be material.

During fiscal 1998, the Company generated cash from financing activities of approximately $0.4 million from the exercise of employee stock options and the Company's employee stock purchase plan. Cash generated from financing activities in fiscal 1997 was approximately $1.0 million, comprised primarily of stock option exercises. On September 23, 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 of the Company's outstanding common stock may be repurchased in the open market from time to time. As of October 3, 1998, 15,500 shares have been repurchased for $28,000. The Company intends to continue to repurchase common stock in the future, but is under no obligation to do so.

At October 3, 1998, the Company had cash, cash equivalents and short-term investments of $8.9 million as compared to $12.9 million at September 27, 1997. Working capital was $13.6 million at October 3, 1998, compared to $26.7 million at September 27, 1997. The Company has a bank line of credit that

================================================================================
provides for maximum borrowings of $5.0 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. As of October 3, 1998 there were no borrowings under the line of credit, and the Company was in compliance with all such covenants. The line of credit expires on February 15, 1999.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 1999. However, if additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

================================================================================

Year 2000 Issue

Computer programs and systems that make use of dates represented by only two digits (98 rather than 1998) may not operate properly after the year 2000. Two-digit fields can cause problems with sorting, mathematical calculations and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices that include embedded technology, such as microchips.

The Company has established a formal project with project team to address this issue and achieve Year 2000 (Y2K) readiness. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2) Supplier readiness, addressing the preparedness of the Company's key suppliers;
3) Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; and 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise-wide risk assessment, and developing contingency plans to mitigate unknown risk. The
Company is also communicating with its customers, suppliers, employees to reinforce awareness and to inform them of its progress toward Year 2000 readiness and to gather information as to the Year 2000 product readiness of its customers, and suppliers. The Company is doing this through a variety of media, including updates to the Y2K area of the corporate web site.

The Company's Y2K project is comprised of 3 phases; Awareness and assessment, Renovation, and Product Readiness. The Awareness and Assessment phases of the project have been substantially completed and the Renovation phase commenced in May 1998. Product Readiness: The Company has made a thorough evaluation of its products and believes its products do not cause Year 2000 issues to arise and, therefore, feels that its year 2000 product readiness phase is complete. The Company has communicated to its customers the current status of its products. Customer Readiness: The Company plans to commence making Year 2000 compliant updates to its customers' systems through a standard Service Update Plan process by January 1999, with completion estimated by June 1999. A Monitoring phase of the program is planned as well, which provides for the contingency of customers experiencing issues with the validation and implementation phases of the Supplier Readiness project: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services. The Company has corresponded with its suppliers to receive assurance as to the Y2K readiness of each key supplier. A supplier action list and contingency plans are being developed based upon this assessment. Supplier issues that potentially affect the Company's products are targeted to be resolved by February 1999.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Some applications and processes have already been made Y2K compliant, while others are being prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All implementations are scheduled to be completed no later than July 1999. The Company estimates that the total Year 2000 costs will not be material, with the majority of costs to be incurred over the next six fiscal quarters. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by

================================================================================
the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.
Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of fiscal 1999 and is not anticipated to have a material impact on the Company's financial position or results of operations.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at their fair value in the statement of financial position and the corresponding gains or losses be either reported in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal year 2000.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of October 3, 1998, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to liquidate this portfolio or hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars and as a result, the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

     Report of Independent Accountants                                        34

     Balance Sheets at October 3, 1998 and September 27, 1997                 35

     Statements of Operations for the years ended October 3, 1998,
       September 27, 1997, and September 28, 1996                             36

     Statements of Stockholders' Equity for the years ended
       October 3, 1998, September 27, 1997, and September 28, 1996            37

     Statements of Cash Flows for the years ended October 3, 1998,
       September 27, 1997, and September 28, 1996                             38

     Notes to Financial Statements                                            39

     Quarterly Results of Operations (unaudited)                              50

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

================================================================================

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Asante Technologies, Inc. at October 3, 1998 and September 27, 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 30, 1998, except as to Note 10, which is as of December 30, 1998

================================================================================

                                                      ASANTE TECHNOLOGIES, INC.

                                                           BALANCE SHEETS
                                                     (in thousands, except share
                                                       and per share amounts)

                                                                                                       October 3,      September 27,
                                                                                                          1998              1997
                                                                                                        --------          --------
Assets

Current assets:
     Cash and cash equivalents                                                                          $  8,852            $ 12,931
     Accounts receivable, net of allowance for doubtful
        accounts, rebates and sales returns of $4,144 and $4,722                                           8,328               8,313
     Inventory                                                                                             7,673              12,080
     Prepaid expenses and other                                                                            3,301               4,096
                                                                                                        --------            --------
            Total current assets                                                                          28,154              37,420


Property and equipment, net                                                                                2,004               2,768
Other assets                                                                                                 201                 379
                                                                                                        --------            --------
            Total assets                                                                                $ 30,359            $ 40,567
                                                                                                        ========            ========


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                                                   $  7,714            $  4,958
     Accrued expenses                                                                                      4,799               4,858
     Payable to stockholder                                                                                1,996                 877
                                                                                                        --------            --------
            Total current liabilities                                                                     14,509              10,693
                                                                                                        --------            --------


Commitments and contingencies (Notes 8, 9 and 10)


Stockholders' equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                                                     --                  --
     Common stock, $0.001 par value; 25,000,000 shares authorized;
        9,270,393 and 9,121,601  shares issued and outstanding                                                 9                   9
     Additional paid-in capital                                                                           26,791              26,352
     Treasury Stock                                                                                          (28)               --
     Retained earnings (Accumulated deficit)                                                             (10,922)              3,513
                                                                                                        --------            --------
            Total stockholders' equity                                                                    15,850              29,874
                                                                                                        --------            --------
            Total liabilities and stockholders' equity                                                  $ 30,359            $ 40,567
                                                                                                        ========            ========


                             The accompanying notes are an integral part of these financial statements

                                                      ASANTE TECHNOLOGIES, INC.

                                                      STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)

                                                                                                   Year ended
                                                                               October 3,          September 27,       September 28,
                                                                                 1998                  1997                 1996
                                                                               --------              --------             --------
Net sales                                                                      $ 51,433              $ 83,279             $ 66,990
Cost of sales                                                                    35,959                53,040               40,220
                                                                               --------              --------             --------
Gross profit                                                                     15,474                30,239               26,770
                                                                               --------              --------             --------

Operating expenses:
     Sales and marketing                                                         17,342                17,322               19,007
     Research and development                                                     6,591                 7,135                6,198
     General and administrative                                                   3,591                 3,451                2,903
     Restructuring                                                                  400                  --                   --
                                                                               --------              --------             --------
          Total operating expenses                                               27,924                27,908               28,108
                                                                               --------              --------             --------

Income (loss) from operations                                                   (12,450)                2,331               (1,338)
Interest and other income (expense), net                                            477                   678                  605
                                                                               --------              --------             --------
Income (loss) before income taxes                                               (11,973)                3,009                 (733)
Provision (benefit) for income taxes                                              2,462                 1,083                 (276)
                                                                               --------              --------             --------

Net income (loss)                                                              $(14,435)             $  1,926             $   (457)
                                                                               ========              ========             ========


Basic earnings (loss) per share                                                $  (1.57)             $   0.21             $  (0.05)
                                                                               ========              ========             ========
Diluted earnings (loss) per share                                              $  (1.57)             $   0.21             $  (0.05)
                                                                               ========              ========             ========

Weighted average common
     shares and equivalents

     Basic                                                                        9,206                 8,992                8,997
                                                                               ========              ========             ========
     Diluted                                                                      9,206                 9,202                8,997
                                                                               ========              ========             ========

                              The accompanying notes are an integral part of these financial statements

                                                      ASANTE TECHNOLOGIES, INC.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (in thousands, except share amounts)

                                                                                                          Retained
                                                                              Additional                  Earnings /       Total
                                                        Common Stock           Paid-in       Treasury   (Accumulated   Stockholders'
                                                    Shares        Amount       Capital        Stock        Deficit)       Equity
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Balances as of September 30, 1995                  8,612,420    $        9    $   24,066    $     --      $    2,044    $   26,119

Common Stock issued under stock plans                247,570          --             995                                       995
Amortization of deferred compensation                                                  2                                         2
Tax benefit from employee stock
     transactions                                                                    250                                       250
Net loss                                                                                                        (457)         (457)
                                                  ----------    ----------    ----------    ----------    ----------    ----------

Balances as of September 28, 1996                  8,859,990             9        25,313          --           1,587        26,909

Common Stock issued under stock plans                256,963          --             996                                       996
Compensation expense upon issuance
     of common stock                                   4,648          --              20                                        20
Tax benefit from employee stock
     transactions                                                                     23                                        23
Net income                                                                                                     1,926         1,926
                                                  ----------    ----------    ----------    ----------    ----------    ----------

Balances as of September 27, 1997                  9,121,601             9        26,352          --           3,513        29,874

Common Stock issued under stock plans                164,292          --             430                                       430
Tax benefit from employee stock
     transactions                                                                      9                                         9
Repurchase of common stock                           (15,500)         --                           (28)                        (28)
Net loss                                                                                                     (14,435)      (14,435)
                                                  ----------    ----------    ----------    ----------    ----------    ----------

Balances as of October 3, 1998                     9,270,393    $        9    $   26,791    $      (28)   $  (10,922)   $   15,850
                                                  ==========    ==========    ==========    ==========    ==========    ==========

                              The accompanying notes are an integral part of these financial statements

                                                      ASANTE TECHNOLOGIES, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                        Year ended
                                                                                         ------------------------------------------
                                                                                        October 3,      September 27,  September 28,
                                                                                           1998             1997             1996
                                                                                         --------         --------         --------
Cash flows from operating activities:
     Net income (loss)                                                                   $(14,435)        $  1,926         $   (457)
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
         Depreciation and amortization                                                      1,417            1,062            1,092
         Compensation expense upon issuance of common stock                                  --                 20
         Deferred income taxes                                                              3,606             (634)             719
     Changes in operating assets and liabilities:
         Accounts receivable                                                                  (15)           1,725           (1,534)
         Inventory                                                                          4,407           (2,229)          (2,842)
         Prepaid expenses and other current assets                                         (2,811)           2,463            1,498
         Accounts payable                                                                   2,756           (2,242)           3,983
         Accrued expenses and other                                                           (59)             435             (651)
         Due to affiliate                                                                   1,119             (805)            (865)
                                                                                         --------         --------         --------
                 Net cash provided by (used in) operating activities                       (4,015)           1,721              943
                                                                                         --------         --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                                     (653)          (2,305)          (1,252)
     Maturities of marketable securities                                                     --               --              1,700
     Other                                                                                    178             (142)              (6)
                                                                                         --------         --------         --------
                 Net cash provided by (used in) investing activities                         (475)          (2,447)             442
                                                                                         --------         --------         --------

Cash flows from financing activities:
     Issuance of common stock                                                                 439              996              995
     Repurchase of common stock                                                               (28)            --               --
     Other                                                                                   --                (32)             (58)
                                                                                         --------         --------         --------
                 Net cash provided by financing activities                                    411              964              937
                                                                                         --------         --------         --------

Net increase (decrease) in cash and cash equivalents                                       (4,079)             238            2,322
Cash and cash equivalents at beginning of year                                             12,931           12,693           10,371
                                                                                         --------         --------         --------
Cash and cash equivalents at end of year                                                 $  8,852         $ 12,931         $ 12,693
                                                                                         ========         ========         ========


Supplemental disclosures of cash flow information:
     Interest paid during the year                                                       $   --           $      7         $     11
                                                                                         ========         ========         ========
     Income taxes paid (refunded) during the year                                        $    147         $   (143)        $ (1,835)
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

Revenue recognition

Revenue from product sales to customers is recognized upon shipment and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides a reserve for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

International sales as a percentage of net sales by geographic region were as follows:

                                     1998              1997             1996
                                     ----              ----             ----

United States                          78%               82%              77%
Europe                                 14                10               11
Canada and Asia Pacific                 8                 8               12
                                      ----             -----             ----
                                      100%              100%             100%
                                      ====              ====             ====

================================================================================

Cash, cash equivalents and short-term investments

Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition. The Company considers all investments with initial maturity periods of greater than 90 days to be short-term investments. The Company accounts for short-term investments in accordance with the provisions of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt or Equity Securities" ("FAS 115"). At October 3, 1998 and September 27, 1997, the Company did not hold any short-term investments.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivables. Accounts receivable are typically unsecured and are derived from worldwide distributor revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations. At October 3, 1998 and September 27, 1997, four customers accounted for 49%, and 45%, respectively, of the accounts receivable balance. In fiscal 1998, one customer accounted for 33% of the Company's sales. In fiscal years 1997 and 1996, sales to the Company's two largest distributors accounted for 44% and 37%, respectively of the Company's sales.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases.

Property and equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally three to five years. Equipment under capital leases is amortized over the shorter of its estimated useful life or lease term and included in depreciation expense.

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

Stock-based compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income and net income per share is disclosed as

================================================================================
required by Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Fair value of financial instruments

For certain of the Company's financial instruments, cash equivalents, trade accounts receivable, receivable from related party, accounts payable and capital lease obligations, the carrying amounts approximate fair value due to the relatively short maturity of these instruments.

Recently issued accounting pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of fiscal 1999 and is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at their fair value in the statement of financial position and the corresponding gains or losses be either reported in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal year 2000.


Note 2. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

================================================================================

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below: (in thousands, except per share data)

                                                                                  1998                  1997                  1996
                                                                                --------               -------              -------
Net income (loss) available to common shareholders                              $(14,435)              $ 1,926              $  (457)
                                                                                ========               =======              =======

Weighted average common stock outstanding (basic)                                  9,206                 8,992                8,997

Effect of dilutive warrants and options                                             --                     210                 --
                                                                                --------               -------              -------
Weighted average common stock Outstanding (diluted)                                9,206                 9,202                8,997
                                                                                ========               =======              =======

Net income (loss) per share:

Basic                                                                           $  (1.57)              $  0.21              $ (0.05)
                                                                                ========               =======              =======

Diluted                                                                         $  (1.57)              $  0.21              $ (0.05)
                                                                                ========               =======              =======



         Diluted EPS for the years ended October 3, 1998 and September 28, 1996 excludes all dilutive potential common shares as their effect is antidilutive. At October 3, 1998, September 27, 1997, and September 28, 1996, there were 1,584,539, 1,919,607 and 1,955,786, options and warrants outstanding, respectively, to purchase common stock at weighted average exercise prices of $4.93, $5.72 and $5.57, respectively, per share.


Note 3. Balance Sheet Components

                                                         1998            1997
                                                        --------       --------
                                                             (in thousands)
Inventory:
      Raw materials and component parts                 $  2,727       $  3,065
      Work-in-process                                        604          2,220
      Finished goods                                       4,342          6,795
                                                        --------       --------
                                                        $  7,673       $ 12,080
                                                        ========       ========
Property and equipment:
      Computers and R&D equipment                       $  7,632       $  7,161
      Furniture and Fixtures                               1,562          1,456
                                                        --------       --------
                                                           9,194          8,617
      Accumulated depreciation                            (7,190)        (5,849)
                                                        --------       --------
                                                        $  2,004       $  2,768
                                                        ========       ========
Accrued expenses:
      Payroll-related expenses                          $  1,186       $  1,197
      Sales promotion expenses                             1,119          1,469

================================================================================

      Warranty                                               572            572
      Other                                                1,922          1,620
                                                        --------       --------
                                                        $  4,799       $  4,858
                                                        ========       ========


Note 4.  Restructuring and Other Costs

During the third quarter ended July 4, 1998, the Company restructured its operations. This restructuring of operations was necessary to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. The Company's restructuring plan included the release of proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of cost structure, designed to better position the Company going forward and which the Company believes will leverage its strengths. Although the Company expects to realize the immediate benefit of a reduced cost structure and other benefits from the restructuring of operations, there is no assurance that losses will not occur in the future.

At July 4, 1998, the Company recorded a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs include employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force consisted of a reduction of approximately 40 employees, primarily from the sales and marketing departments. Through October 3, 1998, approximately $376,000 of the reserve was paid in cash and $24,000 remains accrued at October 3, 1998.

In addition, the Company recorded a charge of $550,000 for inventory write-downs related to the discontinuation of several of the Company's adapter card and transceiver products, and a $575,000 charge related to write-downs of property and equipment and idle facilities costs. These charges were recorded in cost of sales and general and administrative expenses, respectively.


Note 5. Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 13% of the Company's Common Stock as of October 3, 1998. Under the OSE Agreement, the Company purchases from and sells to OSE certain component parts, at cost. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At October 3, 1998, the Company had firm purchase commitments under the OSE Agreement of approximately $4.3 million.

For fiscal 1998, 1997, 1996, the Company sold, at cost, approximately $2.5 million, $3.3 million, and $5.5 million, respectively, of component parts to OSE and purchased $8.2 million, $16.8 million, and $17.9 million, respectively, of goods from OSE.


Note 6. Income Taxes

The provision for income taxes comprises the following (in thousands):

================================================================================

                                             1998          1997           1996
                                            -------       -------       -------
Current:
       Federal                              $(1,008)      $ 1,389       $  (995)
       State                                   (136)          328          --
                                            -------       -------       -------
            Total current                    (1,144)        1,717          (995)
                                            -------       -------       -------
Deferred:
       Federal                                2,689          (574)          780
       State                                    917           (60)          (61)
                                            -------       -------       -------
            Total deferred                    3,606          (634)          719
                                            -------       -------       -------
                                            $ 2,462       $ 1,083       $  (276)
                                            =======       =======       =======


Deferred tax assets, net, comprise the following at October 3, 1998 (in thousands):

                                                            1998           1997
                                                           -------       -------
Deferred tax assets:
     Net operating losses                                  $ 2,643       $  --
     Research and development credits                        2,106          --
     Receivable- and sales-related reserves                  1,698         1,837
     Inventory-related reserves                                431           453
     Compensation accruals                                     432           322
     Depreciation                                              408           448
     Other                                                     967           546
                                                           -------       -------
         Total deferred tax assets                           8,685         3,606
         Valuation allowance                                (8,685)         --
                                                           -------       -------
                                                           $  --         $ 3,606
                                                           =======       =======


The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance is required as of October 3, 1998.

At October 3, 1998, the Company had federal and state net operating loss carryforwards of approximately $6.3 million and approximately $3.9 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003 respectively. Approximately $5.4 million of losses in 1998 were carried back to fiscal 1997 resulting in a federal tax refund of approximately $0.9 million.

In addition, as of October 3, 1998, the Company had approximately $1.3 million and approximately $0.8 million, respectively of available federal and state research and development credits. Such credits will expire beginning in 2009 if not utilized.

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes follows (in thousands):

================================================================================

                                                   1998       1997        1996
                                                  -------    -------    -------
Tax expense/(benefit) at U.S. statutory rate      $(4,071)   $ 1,023    $  (249)
State taxes, net of federal benefits                 (537)       176        (45)
Research and development credits                   (1,551)      (264)      --
Other                                                 (64)       148         18
Valuation allowance                                 8,685       --         --
                                                  -------    -------    -------
                                                  $ 2,462    $ 1,083    $  (276)
                                                  =======    =======    =======


Note 7. Stockholders' Equity

Preferred Stock

There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors. No shares of Preferred Stock have been outstanding since the Company's public offering in December 1993.

Stock Repurchase Program

In September 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 shares of the Company's common stock may be purchased in the open market from time to time. As of October 3, 1998, 15,500 shares have been repurchased for $28,000.

Stock Based Compensation Plans

As of October 3, 1998, the Company had four stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans and complies with the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation".

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

The Key Executive Option Plan allows for the issuance of options to "Key" employees of the Company who are not recognized under the Directors' Stock Option Plan. The Key Executive Option Plan allows for the issuance of options to Key Employees to purchase a maximum of 404,999 shares of common stock.

Individuals owning more than 10% of the Company's stock are not eligible to participate in the Plans unless the option's exercise price is at least 110% of the fair market value of the common stock at the date of grant. Incentive stock options issued to holders of less than 10% of the Company's stock shall be issued at no less than fair market value per share on the date of grant and with expirations not to exceed ten years from the grant date. Under the terms of the Plans, options issued are granted at prices of 100% of the fair market value of the common stock at the date of grant with expirations of ten years from the

================================================================================
date of grant. Initial options granted generally become vested over a period of four years from the date of hire, commencing on the date one year after the date of grant of the initial option. Unexercised options will terminate three months after such Optionee's termination of all service with the Company and its affiliates.

Activity under the 1990 Stock Option Plan,  Directors' Stock Option Plan and the
Key Executive Option Plan are summarized as follows:

                                            1998                               1997                             1996
                                ----------------------------        --------------------------        --------------------------
                                                    Weighted                          Weighted                          Weighted
                                  Number            Average         Number            Average         Number            Average
                                    of             Price per          of             Price per          of             Price per
                                  Shares             Share          Shares             Share          Shares             Share
                                ----------          --------      ----------          --------       ---------          --------
Beginning Balance                1,919,607          $   5.72       1,955,786          $   5.58       1,532,608          $   4.77

Granted                            743,010          $   3.03         606,296          $   5.81       1,048,938          $   6.47

Exercised                          (27,978)         $   4.61        (138,776)         $   3.81        (165,983)         $   3.76

Canceled                        (1,050,100)         $   5.08        (503,699)         $   5.80        (459,777)         $   5.37
                                ----------                        ----------                        ----------

Ending Balance                   1,584,539          $   4.93       1,919,607          $   5.72       1,955,786          $   5.58
                                ==========                        ==========                        ==========


The following table summarizes information about stock options outstanding at October 3, 1998:

                                            Options Outstanding                        Options Exercisable
                              --------------------------------------------         ----------------------------
                                                  Weighted
                                                   Average         Weighted                             Weighted
                                                  Remaining         Average                              Average
Range of                         Number          Contractual       Exercise          Number             Exercise
Exercise Prices               Outstanding       Life in Years        Price         Exercisable            Price
---------------               -----------       -------------        -----         -----------            -----
$0.105 - $0.165                    2,000            2.6             $0.135             2,000            $0.135
$1.875 - $2.344                  328,196            9.7             $1.910            74,146            $1.905
$3.000 - $4.250                  285,087            7.5             $4.048           169,373            $4.167
$4.563 - $6.625                  671,563            7.5             $5.560           446,444            $5.466
$6.875 - $9.000                  297,693            6.6             $7.697           245,723            $7.772
                               ---------                                             -------

$0.105 - $9.000                1,584,539            7.8             $4.927           937,686            $5.542
                               =========                                             =======

                                                      46

==============================================================================================================

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 1998, 1997 and 1996, risk free interest rates ranging from 5.39% to 6.79% respective of grant date; expected average volatility of 67%; an expected option life of 4 years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 1998, 1997, and 1996 was $1.68, $3.02 and $3.35, respectively.

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

Sales under the Purchase Plan in fiscal 1998, 1997 and 1996 were 136,314, 118,187 and 81,587 shares of common stock, respectively, at an average price of $2.27, $3.85 and $4.68 respectively. On October 3, 1998, 58,979 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS 123, which was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 1998 and 1997: risk free interest rates ranging from 5.42% to 6.40%, respective of commencement date of the offering period, expected volatility of 60%, an expected option life of 6 months for both years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 1998 and 1997, was $2.27 and $3.85, respectively.

================================================================================

If compensation expense under these plans had been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 1998, 1997 and 1996 would have been as follows (in thousands, except per share amounts):

                                          1998            1997           1996
                                        --------        --------       --------
Net income (loss):
         As reported                    $(14,435)       $  1,926       $   (457)
         Pro forma                      $(15,433)       $    891       $ (1,165)

Net income (loss) per share
         As reported
             Basic                      $  (1.57)       $   0.21       $  (0.05)
             Diluted                    $  (1.57)       $   0.21       $  (0.05)
         Pro forma
              Basic                     $  (1.68)       $   0.10       $  (0.13)
              Diluted                   $  (1.68)       $   0.10       $  (0.13)

The pro forma amounts include compensation expense related to fiscal 1998, 1997 and 1996 stock option grants and sales of common stock under the Purchase Plan only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.


Note 8. Debt Obligations, Commitments and Contingencies

The Company has a bank line of credit that provides for maximum borrowings of $5.0 million, limited to a certain percentage of eligible accounts receivable, and bears interest at the bank's base rate. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. As of October 3, 1998, there were no borrowings under the line of credit and the Company was in compliance with all financial covenants. The line of credit expires on February 15, 1999.

The Company has entered into an operating lease for its main facility which expires on August 31, 1999. Various other leases for sales offices expire through 1999. Rent expense under operating leases aggregated approximately $1,012,000, $912,000, and $901,000, for fiscal 1998, 1997, and 1996, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

The Company collected approximately $226,200 and $217,000 during fiscal 1998 and 1997, respectively, under a sublease agreement which expired in September 1998. The Company continues to sublease the same portion of its headquarters building on a month to month basis.


Note 9. Litigation

================================================================================

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims.

On October 16, 1998, the Company received a letter from Dunn and Bradstreet, Receivable Management Services, on behalf of Plaintree Systems Corporation ("Plaintree"). The letter claims that the Company owes Plaintree $197,400 and demands immediate payment. The Company believes Plaintree's claim stems from the OEM Purchase and Manufacturing License Agreement between Plaintree and the Company, dated June 1, 1996, under which the Company purchased certain products. The Company has determined the products were defective and has demanded arbitration against Plaintree pursuant to the Agreement, for monies already paid to Plaintree, a minimum of $300,000. Management believes the ultimate resolution of this matter will not have a material effect on the Company's financial position or cash flows.


Note 10. Subsequent Events

Through December 15, 1998, the Company had repurchased 67,000 shares of its common stock for $117,000 under its stock repurchase program described in Note 7.

On November 16, 1998, the Board of Directors approved a repricing of its then outstanding options issued pursuant to the 1990 Stock Option Plan and the Key Executive Option Plan. The repricing includes a new 4 year vesting schedule commencing on November 23, 1998 for those who elect to reprice. Such options were repriced to the closing price on November 23, 1998.

In connection with the Datapoint litigation described in Note 9, by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court noted that plaintiff Datapoint had conceded that the Special Master's claim interpretation would result in a finding of no infringement for the accused products, and therefore ordered the case dismissed on the merits effective December 30, 1998.

================================================================================

Unaudited Quarterly Results of Operations (in thousands except net income (loss) per share):

Fiscal 1998                                                                            Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                             October 3           July 4             April 4            December 27
                                                             ---------          --------            -------            -----------
Net sales                                                    $ 14,516           $  9,314            $ 10,083            $ 17,520
Gross profit                                                 $  4,686           $  1,040            $  2,614            $  7,134
Net income (loss)                                            $     12           $ (9,110)           $ (5,507)           $    170
Net income (loss) per share                                  $   0.00           $  (0.99)           $  (0.60)           $   0.02


Fiscal 1997                                                                            Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                           September 27         June 28             March 29          December 28
                                                           ------------         --------            --------          -----------
Net sales                                                    $ 22,010           $ 22,602            $ 21,187            $ 17,480
Gross profit                                                 $  8,123           $  7,826            $  7,533            $  6,757
Net income                                                   $    710           $    617            $    448            $    151
Net income per share                                         $   0.08           $   0.07            $   0.05            $   0.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One-Election of Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 3, 1998.

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

================================================================================

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)  Financial  Statements - See Index to Financial Statements
                         and Financial Statement Schedule at page 33 of this Form 10-K.

                  (2)  Financial  Statement  Schedules - See Index to  Financial
                         Statements and Financial Statement Schedule at page 33 of this Form 10-K.

                  (3)  Exhibits - See  Exhibit  Index at page 53-54 of this Form
                         10-K.

         (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended October 3, 1998.

         (c)      See Exhibit Index at page 53-54 of this Form 10-K.

         (d) See Index to Financial Statements, Financial Statements and Financial Statement Schedule at page 33 of this Form 10-K.

================================================================================

EXHIBIT INDEX

         Number   Description of Document
         ------   -----------------------
         2.1      Agreement  and Plan of Merger  between  Registrant  and Asante
                  Technologies,   Inc.,  a  California  corporation,   effective
                  October 12, 1993.(1)
         3.1      Certificate of Incorporation of Registrant. (1)
         3.1A     Certificate of Amendment of Certificate  of  Incorporation  of
                  Registrant. (1)
         3.1B     Certificate of Retirement of Stock of Registrant.
         3.2      By Laws of Registrant. (1)
         4.1      Form of Common Stock certificate.(1)
        10.1*     1990 Stock Option Plan and form of Option Agreement.(1)
        10.2*     1993   Directors'   Stock  Option  Plan  and  form  of  Option
                  Agreement.(1)
        10.3*     1993 Employee  Stock  Purchase  Plan and form of  subscription agreement thereunder.(1)
        10.4*     Form of Key Executive Stock Plan Agreement.(1)
        10.5*     Employment Agreement between Registrant and Ralph S. Dormitzer dated June 2, 1993.(1)
        10.5A     Option and Note  Extension  Agreement  between  Registrant and
                  Ralph S. Dormitzer dated August 22, 1994.(5)
        10.6      Form  of   Indemnification   Agreement  entered  into  between
                  Registrant and its directors and officers.(1)
        10.7      Registration  Rights  Agreement  dated July 10,  1992  between
                  Registrant  and certain  holders of Common  Stock and Series E
                  Preferred Stock.(1)
        10.8      Lease  dated July 16, 1992 for  facilities  located at 821 Fox
                  Lane in San Jose, California.(1)
        10.9      Loan Agreement between Registrant and Comerica Bank California for $10,000,000 line of credit dated July 20, 1993, as amended as of July 20, 1993.(1)
        10.9A     First  Modification  dated  February 15, 1994, to the Loan and
                  Security Agreement dated July 20, 1993.(2)
        10.9B     Third Modification,  dated September 30, 1994, to the Loan and
                  Security Agreement dated July 20, 1993.(5)
        10.9C     Fourth Modification, dated September 30, 1994, to the Loan and
                  Security Agreement dated July 20, 1993.(4)
        10.9D     Sixth   Modification   Agreement  to  the  Loan  and  Security
                  Agreement dated July 10, 1993.(6)
        10.9E     Seventh  Modification  Agreement  to  the  Loan  and  Security
                  Agreement dated July 20, 1993.(6)
        10.10     Manufacturing  Payment Agreement dated October 1, 1990 between
                  Registrant and Orient Semiconductor Electronics, Ltd.(1)
        10.11     Distribution   Agreement   dated   November  2,  1989  between
                  Registrant and Ingram Micro, Inc., as amended.(1)(3)
        10.12     Distribution  Agreement dated June 19, 1989 between Registrant and Merisel, Inc. (formerly Macamerica), as amended.(1)(3)

================================================================================

        10.13     Distribution   Agreement   dated   August  30,  1990   between
                  Registrant and TechData Corporation, as amended.(1)(3)
        10.14     Volume  Purchase   Agreement  dated  April  15,  1992  between
                  Registrant and National Semiconductor Corporation.(1)(3)
        10.15 Sublease agreement dated August 21, 1995 for facilities located at 821 Fox Lane in San Jose, California, and amendments pertaining thereto.(1)(3)
        10.16     Extension of Sublease Agreement dated June 10, 1997 (3)
        10.17 Distribution Agreement dated 09/30/92 between Registrant and MicroWarehouse
        23.1      Consent of Independent Accountants.
        27.1      Financial Data Schedule.

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

       December 30, 1998


                                                 ASANTE TECHNOLOGIES, INC.

                                                 By: /s/ JEFF YUAN-KAI LIN
                                                     ---------------------------
                                                     Jeff Yuan-Kai Lin,
                                                     President and Chief
                                                     Executive Officer, and
                                                     Secretary


                                                 By: /s/ RAJIV MATTHEW
                                                     ---------------------------
                                                     Rajiv Matthew
                                                     Vice President of Finance
                                                     and Administration

================================================================================

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff Yuan-Kai Lin and Rajiv Matthew, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                        Title                                         Dates
                  ---------                                        -----                                         -----
/s/ JEFF YUAN-KAI LIN                          President, and Chief Executive Officer                      December 30, 1998
--------------------------------------         (Principal Executive Officer) and Director
   (Jeff Yuan-Kai Lin)


/s/ RAJIV MATTHEW                              Vice President of Finance and  Administration               December 30, 1998
--------------------------------------         (Principal Finance and Accounting Officer)
   (Rajiv Matthew)

/s/ MICHAEL KAUFMAN                            (Director)                                                  December 30, 1998
--------------------------------------
   (Michael Kaufman)


/s/ DAVID LAM                                  (Director)                                                  December 30, 1998
--------------------------------------
   (David Lam)


/s/ EDMOND TSENG                               (Director)                                                  December 30, 1998
--------------------------------------
   (Edmond Tseng)


/s/ CYRUS TSUI                                 (Director)                                                  December 30, 1998
--------------------------------------
   (Cyrus Tsui)


/s/ WILSON WONG                                (Director)                                                  December 30, 1998
--------------------------------------
   (Wilson Wong)

                                                             56

============================================================================================================================

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Asante Technologies, Inc.

Our audits of the financial statements referred to in our report dated October 30, 1998 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PricewaterhouseCoopers LLP

San Jose, California
October 30, 1998

================================================================================

                                                                S-1
                                                      ASANTE TECHNOLOGIES, INC.
                                     SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                           (IN THOUSANDS)

                                                                            Balance at     Charged to                       Balance
                                                                            Beginning       Costs and                      at End of
                  Description                                               of Period        Expenes       Deductions        Period
-------------------------------------------------                           ---------        -------       ----------        ------
Year ended September 30, 1996:
   Allowance for doubtful accounts, price protection
             and distributor rebates                                          $ 1,783        $ 2,406         $(2,032)        $ 2,157
   Allowance for sales return                                                     908            242            (133)          1,017
                                                                              -------        -------         -------         -------
                                                                              $ 2,691        $ 2,648         $(2,165)          3,174
                                                                              =======        =======         =======         =======

Year ended September 27, 1997:
   Allowance for doubtful accounts, price protection
            and distributor rebates                                           $ 2,157        $ 3,056         $(1,896)        $ 3,317
   Allowance for sales return                                                   1,017            754            (366)          1,405
                                                                              -------        -------         -------         -------
                                                                                3,174          3,810          (2,262)          4,722
                                                                              =======        =======         =======         =======

Year ended October 3, 1998:
   Allowance for doubtful accounts, price protection
            and distributor rebates                                           $ 3,317        $ 3,408         $(3,740)        $ 2,985
   Allowance for sales return                                                   1,405            (17)           (229)          1,159
                                                                              -------        -------         -------         -------
                                                                              $ 4,722        $ 3,391         $(3,969)        $ 4,144
                                                                              =======        =======         =======         =======

                                                                 58

====================================================================================================================================