Form 10-Q
period 1999-01-02
ASANTE TECHNOLOGIES INC
filed 1999-02-16
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 2, 1999

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

                          Yes   X                        No

As of January 2, 1999 there were 9,218,893 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                                                   PAGE NO.


Item 1:         Financial Statements:

       Unaudited Condensed Balance Sheets -
                January 2, 1999 and October 3, 1998                                                            3

       Unaudited Condensed Statements of Operations -
                Three months ended January 2, 1999
                and December 27, 1997                                                                          4

       UnauditedCondensed  Statements  of Cash Flows Three months ended  January
                2, 1999, and
                December 27, 1997                                                                              5

       Notes to Unaudited Condensed Financial Statements                                                     6-8

Item 2:         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                               9-14



PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                                                             15

Item 4:         Submission of Matters to a Vote of
                Security Holders                                                                              15

Item 5:         Other Information                                                                             16

Item 6:         Exhibits and Reports on Form 8-K                                                              16

                Signature                                                                                     17


PART I.         Financial Information

See actual Balance sheet for update

Item 1.         Financial Statements


                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)
                      See actual attached sheet for update

                          PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)




                                                          January 2,                October 3,
                                                             1999                      1998
                                                       -----------------         -----------------
Assets

Current assets:
     Cash and cash equivalents                                  $ 6,838                   $ 8,852
     Marketable securities                                            -                         -
     Accounts receivable, net                                     7,717                     8,328
     Inventory                                                    8,745                     7,673
     Prepaid expenses and other                                   3,046                     3,301
                                                       -----------------         -----------------

         Total current assets                                    26,346                    28,154

Property and equipment, net                                       1,310                     2,004
Other assets                                                        217                       201
                                                       -----------------         -----------------

         Total assets                                          $ 27,873                  $ 30,359
                                                       =================         =================


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                          $ 11,196                   $ 9,710
     Accrued expenses                                             5,335                     4,799
                                                       -----------------         -----------------

         Total current liabilities                               16,531                    14,509
                                                       -----------------         -----------------


Stockholders' equity:
     Common stock                                                26,682                    26,772
     Retained earnings (Accumulated deficit)                    (15,340)                  (10,922)
                                                       -----------------         -----------------

         Total stockholders' equity                              11,342                    15,850
                                                       -----------------         -----------------

         Total liabilities and stockholders' equity            $ 27,873                  $ 30,359
                                                       =================         =================



The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)




                                                               Three months ended
                                                  ----------------------------------------------
                                                     January 2,                  December 27,
                                                        1999                         1997
                                                  -----------------            -----------------

Net sales                                                 $ 11,605                     $ 17,520
Cost of sales                                               10,153                       10,386
                                                  -----------------            -----------------

     Gross profit                                            1,452                        7,134
                                                  -----------------            -----------------

Operating expenses:
     Sales and marketing                                     3,653                        4,519
     Research and development                                1,008                        1,619
     General and administrative                                847                          891
                                                  -----------------            -----------------

Total operating expenses                                     5,508                        7,029
                                                  -----------------            -----------------

Income (loss) from operations                               (4,056)                         105

Interest & other income, net                                  (362)                         153
                                                  -----------------            -----------------

Income (loss) before income taxes                           (4,418)                         258
Provision for income taxes                                       0                           88
                                                  -----------------            -----------------

Net income (loss)                                         $ (4,418)                       $ 170
                                                  =================            =================

Basic and diluted earnings (loss) per share                $ (0.48)                      $ 0.02
                                                  =================            =================

Weighted average common shares and equivalents:

Basic                                                        9,236                        9,142
                                                  =================            =================

Diluted                                                      9,236                        9,220
                                                  =================            =================



The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)




                                                                                        Three months ended
                                                                            -------------------------------------------
                                                                               January 2,                December 27,
                                                                                 1999                       1997
                                                                            ----------------           ----------------


Cash flows from operating activities:
      Net income                                                                   $ (4,418)                     $ 170
      Adjustments to reconcile net income to cash
               provided by operating activities:
          Depreciation and amortization                                                 957                        383
          Gain/(loss) due write-off of idle assets                                      425
      Changes in operating assets and liabilities:
          Accounts receivable                                                           611                       (109)
          Inventory                                                                  (1,072)                     1,395
          Prepaid and other assets                                                      255                       (636)
          Accounts payable                                                            1,486                       (702)
          Accrued expenses                                                              536                        326
                                                                            ----------------           ----------------

Net cash provided by operating activities                                            (1,820)                       827
                                                                            ----------------           ----------------

Cash flows from investing activities:
      Purchases (dispositions) of property and equipment                                (88)                      (372)
      Purchases/maturities of marketable securities                                     (16)                    (4,953)
                                                                            ----------------           ----------------

Net cash from (used in) investing activities                                           (104)                    (5,325)
                                                                            ----------------           ----------------

Cash flows from financing activities:
      Net proceeds (uses) from issuance (repurchases)
          of common stock                                                               (90)                       129
                                                                            ----------------           ----------------

Net cash provided by financing activities                                               (90)                       129
                                                                            ----------------           ----------------

Net increase (decrease) in cash and cash equivalents                                 (2,014)                    (4,369)
Cash and cash equivalents, beginning of period                                        8,852                     12,931
                                                                            ----------------           ----------------

Cash and cash equivalents, end of period                                            $ 6,838                    $ 8,562
                                                                            ================           ================





The accompanying notes are an integral part of these Unaudited Condensed Financial Statements

                            ASANTE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)




1.       INTERIM CONDENSED FINANCIAL STATEMENTS

The Unaudited Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 3, 1998, included in the Company's 1998 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with current period presentation.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.


2.       EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Due to the Company's net operating loss for the quarter ended January 2, 1999, options to purchase common shares with a weighted average exercise price of $3.97 are excluded from the computation since their effect is antidilutive. Common equivalent shares of $78,000 for the quarter ended December 27, 1997, consists of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

As of January 2, 1999, the Company had repurchased 67,000 shares of its own common stock under a stock repurchase plan approved September 16, 1998. Under the Company's plan, the Company may purchase up to 500,000 shares of its common stock from time to time on the open market.


3.       COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. During the three months ended January 2, 1999 and October 3, 1998, the Company had no changes in equity from non-owner sources.


4.       INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:


                                           January 2,                October 3,
                                              1999                      1998
                                         ---------------           ------------
                                                    (in thousands)

Raw materials and component parts        $  2,671                     $2,727
Work-in-process                             1,289                        604
Finished goods                              4,785                      4,342
                                         ---------                  ---------
                                           $8,745                     $7,673
                                           ======                     ======

5.       BANK BORROWINGS

The Company had a bank line of credit that provided for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bore interest at the bank's base rate. Covenants under the line required the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restricted amounts of capital spending, dividends and stock repurchases, and required the Company to maintain certain levels of quarterly profitability. No borrowings were made under the line of credit agreement in fiscal year 1998, or for the first quarter of fiscal 1999. As of January 2, 1999, the Company was not in compliance with certain covenants. This line of credit expired February 15, 1999.


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


7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt FAS 131 in the fiscal year 1999 annual financial statements. FAS 131
requires  disclosure  of  certain  information   regarding  operating  segments,
products and services, geographic areas of operation and major customers. Adoption of FAS 131 is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedging accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt FAS 133 in fiscal year 2000 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended January 2, 1999, and the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or reverse any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales of $11.6 million for the first quarter of fiscal 1999, was approximately $5.9 million, or 34% below net sales of $17.5 million for the first quarter of fiscal 1998.

Sales of the Company's switching products increased by $1.2 million to $3.7 million in the first quarter of fiscal 1999, compared with $2.5 million for the first quarter of fiscal 1998. These increases in sales were due primarily to sales Company's 10/100 family of unmanaged switching products introduced in the fourth quarter of fiscal 1998. The increases in switching product sales the Company experienced was offset by year-to-year decreases in many of its product lines including decreases in sales of $1.7 million the Company's 10 Mbps adapter card products and declines in sales the Company's 10 Mbps system products and older 100MB shared system of approximately $2.4 million. Their decreases were due to several factors including the transition of many customers to 10/100 dual speed products, heavy competitive pressures causing significant pricing reductions, Apple's continued incorporation of Ethernet capability into the motherboard of many of its computer products, and to the gradual obsolesence of many of the Company's older and more established 10 Mbps adapter card and transceiver products. Although unit sales of the Company's 10/100 adapter card products have increased year-to-year, revenues from such sales also declined to $2.0 million in the first quarter of fiscal 1999, from $3.6 million in the first quarter of fiscal 1998 due primarily to significant pricing declines during the year. In the first quarter of fiscal 1999, OEM sales accounted for approximately $0.8 million, or 7% of total sales. This compares to approximately $2.1 million, or 12% of total sales, for the first quarter of fiscal 1998. Management anticipates that OEM sales will remain flat, or decrease slightly as a percentage of total sales in the next quarter.

The Company is affected by the seasonal purchasing patterns of many of its customers, namely its educational customers, which purchase the majority of their products during the Company's third and fourth quarters. Decreases in sales of the Company's products during the first quarter of fiscal 1999, compared with the fourth quarter of fiscal 1998, were due partially to lower expected sales to educational customers and to late introduction of several new products for the Company.

Management anticipates that sales of existing products to customers will remain approximately flat or decline, but new products sales will constitute a greater portion of the Company's revenues for the second and third quarters of fiscal 1999.

Sales outside the United States accounted for approximately 28% of net sales for the first quarter of fiscal 1999, compared to 21% for the first quarter of fiscal 1998. This increase was due primarily to increased sales in Europe and lower than anticipated sales of the Company's products to educational customers.

The Company's gross profit as a percentage of net sales decreased to 13% for the first quarter of fiscal 1999, from 41% in the first quarter of fiscal 1998. This decrease was due primarily to several factors including lower of cost or market write-downs and obsolesence of many of the Company's older product lines during the quarter, lower sales volumes, and heavy pricing competitive pressures experienced by the Company and industry in general over the last year. It is expected that in the near future, margins will increase as a percentage of sales due to the Company's ongoing restructuring efforts and to new product shipments expected to be made at the beginning of the second quarter of fiscal 1999. The Company continues to reduce both operating and manufacturing costs to offset the effect of lower prices caused by competitive pressures in the industry and plans further steps as necessary to reduce its manufacturing costs.

Sales and marketing expenses decreased by $0.9 million, or 19%, in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. As a percentage of net sales, these expenses were 32% in the first quarter of fiscal 1999, compared to 26% in the first quarter of 1998. The decreases in sales and marketing expenditures were due primarily to decreased personnel and travel related expenditures due primarily to the Company's restructuring efforts as well as decreased trade show and direct mail expenditures. These decreases were offset partially by increases in advertising, promotions, outside representative commissions, and cooperative advertising activities. The Company believes that sales and marketing expenses will decrease slightly in absolute dollars in the second quarter of fiscal 1999.

Research and development expenses decreased by $0.6 million, or 38%, in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. As a percentage of net sales, these expenses represented 8% in the first quarter of fiscal 1999, compared with 9% in the first quarter of fiscal 1998. The decrease was due to decreased prototype material expenses, NRE, recruitment, and lower compensation and consulting related expenses related primarily to the Company's restructuring efforts in the third quarter of fiscal 1998. The Company expects that future spending on research and development will decrease slightly in absolute dollars for the remainder of fiscal 1999.

General and administrative expenses remained flat in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998. As a percentage of net sales, these expenses were 7% and 5% for both the first quarter of fiscal 1999 and 1998, respectively. Although the Company's personnel and travel related expenditures decreased by approximately $0.2 million due to the Company's ongoing efforts to reduce costs, the Company experienced higher consulting related expenditures associated with the Company's operations. The Company expects that future spending for general and administrative expenses will decrease in absolute dollars during the remainder of fiscal 1999.

During the quarter, the Company wrote off certain idle assets related to its R&D activities. This charge amounted to approximately $0.4 million and is reflected as a loss on disposal of equipment on the Company's financial statements under the caption "Interest and other income/(loss), net".

Based on the current estimate of its expected operating results, and the net operating loss experienced by the Company in the first quarter of fiscal 1999, the Company expects its effective tax rate to be 0% through fiscal 1999. The Company's estimated rate could be higher based on actual results for the year including the impact of the mix of income, available credits, and other estimates of the impact of certain future events.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1.8 million in the three months ended January 2, 1999, compared to net cash provided by operating activities of $0.8 million in the three months ended December 27, 1997.

The decrease is largely attributable to the Company's net operating loss of $4.1 million, increases in inventory levels of $1.0 million, and was partially offset by decreases in accounts receivable of $0.6 million and increases in accounts payable and accrued expenses of $1.5 million and $0.5 million, respectively.

The Company had a bank line of credit that provided for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bore interest at the bank's base rate. Covenants under the line required the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restricted amounts of capital spending, dividends and stock repurchases, and required the Company to maintain certain levels of quarterly profitability. No borrowings were made under the line of credit agreement in fiscal year 1998, or for the first quarter of fiscal 1999. As of January 2, 1999, the Company was not in compliance with certain covenants. This line of credit expired February 15, 1999.

At January 2, 1999, the Company had approximately $6.8 million of cash, cash equivalents, and short-term investments, and working capital of approximately $9.8 million. During the quarter ended January 2, 1999, the Company utilized $93,000 to repurchase shares of the Company's outstanding Common Stock pursuant to its previously announced stock repurchase program. The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for second quarter of fiscal 1999.


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

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing additional 100BASE-T switching to market in order to complement its existing 100BASE-T shared products and to introduce new Gigabit (1,000 Mbps) solutions for those customers requiring increased bandwidth for their network backbones. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology, and on timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

The Company's target markets include end-users, value-added resellers (VARs), systems integrators, retailers, the SOHO (Small Office/Home Office), educational customers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations.

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

The Company commits to expense levels, including manufacturing costs and investing in advertising and promotional programs, based in part on expectations of future net sales levels. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company may not be able to reduce or reallocate such expense levels on a timely basis, which could adversely affect the Company's operating results. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

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

The Company has established a formal project with project team to address this issue and achieve Year 2000 (Y2K) readiness. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2) Supplier readiness, addressing the preparedness of the Company's key suppliers;
3) Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; and 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically perform an enterprise-wide risk assessment, and developing contingency plans to mitigate unknown risk. The
Company is also communicating with its customers, suppliers, employees to reinforce awareness and to inform them of its progress toward Year 2000 readiness and to gather information as to the Year 2000 product readiness of its customers, and suppliers. The Company is doing this through a variety of media, including updates to the Y2K area of the corporate web site.

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

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Some applications and processes have already been made Y2K compliant, while others are being prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All implementations are scheduled to be completed no later than July 1999. The Company estimates that the total Year 2000 costs will not be material, with the majority of costs to be incurred over the next six fiscal quarters. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

On December 7, 1998, Mr. William Leung resigned as Vice President of Operations. His responsibilities were assumed by Mr. John Jeng who joined the Company in December 1998.

On December 17, 1998, Mr. Jeff Lin resigned his positions as President and Chief Executive Officer of the Company. Mr. Lin will retain his position as a member of the Company's Board of Directors. Mr. Lin's officer duties were assumed by Mr. Wilson Wong.

On January 14, 1999, Mr. Richard Strong was promoted to Vice President of Sales and Marketing, following Mr. Ronald Volkmar's termination of employment with the Company. In this position, Mr. Strong will have primary responsibility for the Company's Sales and Marketing Communications activities.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a.)    Exhibits:

          27. Financial Data Schedule - Attached

     (b.)       Reports on Form 8-K:

         A Form 8-K dated December 17, 1998 was filed during the fiscal quarter covered by this Form 10-Q. The Form 8-K reported an Item 5 event and included one exhibit pursuant to Item 7.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 16, 1999                        ASANTE TECHNOLOGIES, INC.
                                                       (Registrant)


                                               By:  /s/  RAJ MATTHEW
                                                    ---------------------
                                                    Raj Matthew
                                                    Vice President, Finance and
                                                    Administration
                                                    (Authorized Officer and
                                                    Principal Financial Officer)