Form 10-Q
period 1999-04-03
ASANTE TECHNOLOGIES INC
filed 1999-05-18
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 3, 1999

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

                          Yes   X                        No

As of April 3, 1999 there were 9,218,993 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                                                     PAGE NO.


Item 1:         Financial Statements:

       Unaudited Condensed Balance Sheets -
                April 3, 1999, and October 3, 1998                                                             3

       Unaudited Condensed Statements of Operations - Three
                and six months ended April 3, 1999
                and April 4, 1998                                                                              4

       UnauditedCondensed  Statements of Cash Flows - Three and six months ended
                April 3, 1999 and
                April 4, 1998                                                                                  5

       Notes to Unaudited Condensed Financial Statements                                                     6-8

Item 2:         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                               9-14

Item3: Quantitative and Qualitative Disclosures about
                 Market Risk                                                                                  14


PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                                                             15

Item 4:         Submission of Matters to a Vote of
                Security Holders                                                                              16

Item 5:         Other Information                                                                             16

Item 6:         Exhibits and Reports on Form 8-K                                                              17

                Signature                                                                                     18


                          PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)


                                                                 April 3,                    October 3,
                                                                   1999                         1998
                                                             -----------------            ------------------
Assets

Current assets:
     Cash and cash equivalents                                         $4,121                        $8,852
     Accounts receivable, net                                           6,334                         8,328
     Inventory                                                          6,374                         7,673
     Other current assets                                               2,565                         3,301
                                                             -----------------            ------------------

             Total current assets                                      19,394                        28,154

Property and equipment, net                                             1,085                         2,004
Other assets                                                              203                           201
                                                             -----------------            ------------------

             Total assets                                             $20,682                       $30,359
                                                             =================            ==================


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                  $8,720                        $9,710
     Accrued expenses                                                   5,227                         4,799
                                                             -----------------            ------------------

             Total current liabilities                                 13,947                        14,509
                                                             -----------------            ------------------


Stockholders' equity:
     Common stock                                                      26,745                        26,772
     Accumulated deficit                                              (20,010)                      (10,922)
                                                             -----------------            ------------------

             Total stockholders' equity                                 6,735                        15,850
                                                             -----------------            ------------------

Total liabilities and stockholders' equity                            $20,682                       $30,359
                                                             =================            ==================


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)




                                               Three months ended                        Six months ended
                                         --------------------------------         --------------------------------
                                           April 3,          April 4,               April 3,          April 4,
                                             1999              1998                   1999              1998
                                         --------------    --------------         --------------    --------------

Net sales                                       $8,867           $10,083                $20,472           $27,603
Cost of sales                                    7,867             7,469                 18,020            17,855
                                         --------------    --------------         --------------    --------------

     Gross profit                                1,000             2,614                  2,452             9,748
                                         --------------    --------------         --------------    --------------

Operating expenses:
     Sales and marketing                         4,416             5,141                  8,069             9,660
     Research and development                      721             2,104                  1,729             3,723
     General and administrative                    558             1,026                  1,405             1,917
                                         --------------    --------------         --------------    --------------

Total operating expenses                         5,695             8,271                 11,203            15,300
                                         --------------    --------------         --------------    --------------

Loss from operations                            (4,695)           (5,657)                (8,751)           (5,552)

Interest & other income (expense), net              25               150                   (337)              303
                                         --------------    --------------         --------------    --------------

Loss before income taxes                        (4,670)           (5,507)                (9,088)           (5,249)
Provision for income taxes                           -                 -                      -                88
                                         --------------    --------------         --------------    --------------

Net loss                                       ($4,670)          ($5,507)               ($9,088)          ($5,337)
                                         ==============    ==============         ==============    ==============


Net loss per share                              ($0.50)           ($0.60)                ($0.98)           ($0.58)
                                         ==============    ==============         ==============    ==============

Weighted average common shares
 and equivalents:

             Basic and diluted                   9,260             9,194                  9,248             9,168
                                         ==============    ==============         ==============    ==============

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)



                                                                                         Six months ended
                                                                             ------------------------------------------
                                                                                April 3,                  April 4,
                                                                                  1999                      1998
                                                                             ----------------          ----------------


Cash flows from operating activities:
      Net loss                                                                      $ (9,088)                 $ (5,337)
      Adjustments to reconcile net loss to net cash
              used in operating activities:
          Depreciation and amortization                                                  474                       582
          Write-off of idle assets                                                       445                         -
      Changes in operating assets and liabilities:
          Accounts receivable, net                                                     1,994                     3,225
          Inventory                                                                    1,299                       831
          Prepaid and other assets                                                       736                      (807)
          Accounts payable                                                              (990)                      957
          Accrued expenses                                                               428                      (277)
                                                                             ----------------          ----------------

Net cash used in operating activities                                                 (4,702)                     (826)
                                                                             ----------------          ----------------

Cash flows from investing activities:
      Purchases of property and equipment                                                  -                      (395)
      Other assets                                                                        (2)                      148
                                                                             ----------------          ----------------

Net cash used in investing activities                                                     (2)                     (247)
                                                                             ----------------          ----------------

Cash flows from financing activities:
      Net proceeds (uses) from issuance (repurchases) of common stock                    (27)                      337
                                                                             ----------------          ----------------

Net cash provided (used) by financing activities                                         (27)                      337
                                                                             ----------------          ----------------

Net decrease in cash and and cash equivalents                                         (4,731)                     (736)
Cash and cash equivalents, beginning of period                                         8,852                    12,931
                                                                             ----------------          ----------------

Cash and cash equivalents, end of period                                             $ 4,121                  $ 12,195
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

2.       EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Due to the Company's net operating loss for the quarter ended April 3, 1999, and April 4, 1998, options to purchase common shares are excluded from the computation since their effect is antidilutive.

As of April 3, 1999, the Company had repurchased 67,000 shares of its own common stock under a stock repurchase plan approved September 16, 1998. Under the plan, the Company may purchase up to 500,000 shares of its common stock from time to time on the open market.


3.       COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. During the six months ended April 3, 1999 and April 4, 1998, the Company had no changes in equity from non-owner sources.

4.       INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:

                                                                   April 3,                 October 3,
                                                                     1999                      1998
                                                               -----------------         -----------------
                                                                             (in thousands)

Raw materials and component parts                                 $  1,536                     $2,727
Work-in-process                                                        692                        604
Finished goods                                                       4,146                      4,342
                                                                 ---------                  ---------
                                                                    $6,374                     $7,673
                                                                 =========                  =========


5.       BANK BORROWINGS

The Company had a bank line of credit that provided for maximum borrowings of $5 million, limited to a certain percentage of eligible accounts receivable, and bore interest at the bank's base rate. Covenants under the line required the Company to maintain certain minimum levels of liquidity, net worth and financial ratios, restricted amounts of capital spending, dividends and stock repurchases, and required the Company to maintain certain levels of quarterly profitability. No borrowings were made under the line of credit agreement in fiscal year 1998, or in the first or second quarter of fiscal 1999. This line of credit expired February 15, 1999.


6.       LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court noted that plaintiff Datapoint had conceded that the Special Master's claim interpretation would result in a finding of no infringement for the accused products, and therefore ordered the case dismissed on the merits effective December 30, 1998. The Plaintiff has appealed such order.

On October 16, 1998, the Company received a collection letter from Dunn and Bradstreet, Receivable Management Services, on behalf of Plaintree Systems Corporation ("Plaintree"). The letter claims that the Company owes Plaintree $197,400 and demands immediate payment. The Company believes Plaintree's claim stems from the OEM Purchase and Manufacturing License Agreement between Plaintree and the Company, dated June 1, 1996. Pursuant to the Agreement, the Company purchased certain products from Plaintree. The Company has determined the Plaintree products were defective and has demanded arbitration against Plaintree pursuant to the Agreement, for monies already paid to Plaintree, a minimum of $300,000. The time to respond to the Company's demand has not yet passed. On May 17, 1999, the Company will attend a mediation hearing in Massachusetts to determine the merits of both parties' cases and to determine whether a preliminary determination can be reached. Management believes the ultimate resolution of this matter will not have a material effect on the Company's financial position or cash flows.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended April 3, 1999, and the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. Actual results may vary significantly.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1999 were approximately $8.9 million, a decrease of approximately $1.2 million, or 12%, from net sales of approximately $10.1 million for the second quarter of fiscal 1998. The sales decrease in the second quarter of fiscal 1999, was due to several factors including a reduction in sales to OEM customers of approximately $0.5 million, a reduction of sales into the distributor channel of approximately $1.0 million due in part to a softness in the networking sector and the distribution channel as a whole, and to lower than expected sales of the Company's legacy 10 Mbps products and 10/100 switches due to heavy competitive pricing pressures. Net sales for the first six months of fiscal 1999 decreased by approximately 26% to $20.5 million compared to $27.6 million in the first half of fiscal 1998. The decrease in sales for the first six months of fiscal 1999, compared to the first six months of fiscal 1998, was due primarily to several factors including a decrease in OEM sales of $1.8 million, from $2.8 million to $1.0 million, a decline in adapter card sales of approximately $3.1 million due to heavy competitive pricing pressures and the continued incorporation of Ethernet onto the motherboard of Apple's newer computers causing a continued decline in older adapter card sales, a reduction in sales for 10 Mbps unmanaged hubs of $1.0 million due primarily to pricing decreases, and a decrease of approximately $1.2 million due to declining sales of the Company's older 10 Mbps managed system products.

Management anticipates sales of existing products will continue to decline as a percent of total sales during the remainder of fiscal 1999, but sales of new products should offset decreasing sales of the Company's existing products.

Sales outside the United States accounted for approximately 22% of net sales for the second quarter of fiscal 1999, and was approximately 25% for the first six months of 1999. These percentages compare to 27% and 23% for the second quarter and first six months of fiscal 1998, respectively. The percentage increase in sales for the first six months of fiscal 1999, compared with 1998 was due in part to the decreased OEM sales during the first quarter of fiscal 1999, which is reported with domestic sales.

The Company's gross profit as a percentage of net sales decreased to 11% for the second quarter of fiscal 1999, from 26% in the second quarter of fiscal 1998. The margin for the second quarter of fiscal 1999, was lower due primarily to write-offs of component level inventories of approximately $1.3 million, and was also negatively affected by the Company's reduced sales levels causing larger inventory write-down's and higher overhead as a percentage of total sales. For the first six months of 1999, the gross profit percentage decreased to approximately 12% from 35% for the first six months of fiscal 1998, due primarily to the decreased sales levels in the first and second quarter of fiscal 1999, and to inventory write-downs made during fiscal 1999. During the quarter, prices continued to be affected by heavy competitive pricing pressures. In response to this, the Company plans to bring to market in the near future lower cost replacement products and to move its manufacturing products offshore. As a result, the Company took a significant write-down to its component inventories, and intends to take additional measures going forward as necessary to maintain its competitiveness in the market place.

Sales and marketing expenses decreased by approximately $0.7 million, or 14% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, and decreased by approximately $1.6 million in the first six months of 1999, compared to the first six months of 1998. As a percentage of sales, these expenses were 50% in the second quarter of fiscal 1999 and 39% in the first six months of 1999, compared with 51% and 35% in the second quarter and first six months of fiscal 1998, respectively. The decreases in sales and marketing expenditures were due primarily to decreases in personnel and related costs, tradeshows, outside service related costs, and was offset partially by increases in outside representative, advertising and product collateral related costs. The Company believes that sales and marketing expenses overall will decrease for the remainder of fiscal 1999, although certain components related to selling activities will remain constant, or increase slightly.

Research and development expenses decreased by approximately $1.4 million, or 66%, in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and decreased by approximately $2.0 million in the first six months of fiscal 1999 compared with the first six months of fiscal 1998. The decrease was due to decreases in prototype materials, personnel, and outside consulting services primarily related to the Company's strategic direction to leverage the engineering expertise of certain of its key suppliers. The reduced spending in these areas resulted from decreased product development activities for the Company's proprietary 10/100 switch ASIC, lower software related development expenses, and reduced recruitment related expenses, partially offset by the Company's write-off of certain idle fixed assets related to its research and development activities in the first quarter of fiscal 1999. The Company expects that future spending on research and development will remain flat or increase slightly in absolute dollars for the remainder of fiscal 1999.

General and administrative expenses decreased by approximately $0.5 million, or 46%, in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and decreased by approximately $0.5 million in the first six months of fiscal 1999 compared with the first six months of fiscal 1998. As a percentage of net sales, these expenses were 6% for the second quarter of fiscal 1999 and were 7% for the first six months of fiscal 1999, as compared with 10%, and 7%, for the second quarter and first six months of fiscal 1998, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 1999 is primarily related to reduced accounting, legal, and outside consulting services, and personnel related costs. The Company expects that future spending will decrease slightly in absolute dollars during the remainder of fiscal 1999.

As a result of the Company's operating loss in the quarter ended April 3, 1999, and expected operating loss for fiscal 1999, the Company expects to have no provision for income taxes in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $4.7 for the first six months of fiscal 1999, compared to net cash used by operating activities of $0.8 million in the six months ended April 4, 1998.

Net cash used by operating activities is largely attributable to the Company's net operating loss of $9.1 million, a decrease in accounts payable of $1.0 million, and was partially offset by decreases in inventory levels of $1.3 million, accounts receivable of $2.0 million, prepaid expenses of $0.7 million and increases in accrued liabilities of $0.4 million.

The Company had a bank line of credit that expired in February 1999.

At April 3, 1999, the Company had approximately $4.1 million of cash and cash equivalents, and working capital of approximately $5.4 million. The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for the remainder of fiscal 1999. However, a further decline in revenues or costs in excess of current planned expenditures could result in the need for additional financing not currently in place.

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

The Company has established a formal project with a project team to address this issue and achieve Year 2000 (Y2K) readiness. The project focuses on four key readiness areas: 1) Product readiness, addressing product functionality; 2) Supplier readiness, addressing the preparedness of the Company's key suppliers;
3) Internal infrastructure readiness, addressing mission-critical internal information technology (IT) and non-IT systems; and 4) Customer readiness, addressing customer preparedness and the Company's customer support. For each readiness area, the Company is systematically performing an enterprise-wide risk assessment, and developing contingency plans to mitigate unknown risk. The Company is also communicating with its customers, suppliers, and employees to reinforce awareness and to inform them of its progress toward Year 2000 readiness and to gather information as to the Year 2000 product readiness of its customers, and suppliers. The Company is doing this through a variety of media, including updates to the Y2K area of the corporate web site.

The Company's Y2K project is comprised of 3 phases; Awareness and assessment, Renovation, and Product Readiness. The Awareness and Assessment phases of the project have been substantially completed and the Renovation phase commenced in May 1998. Product Readiness: The Company has made a thorough evaluation of its products and believes its products do not cause Year 2000 issues to arise and, therefore, feels that its year 2000 product readiness phase is complete. The Company has communicated to its customers the current status of its products. Customer Readiness: The Company commenced making Year 2000 compliant updates to its customers' systems through a standard Service Update Plan process in January 1999, with completion estimated by June 1999. A Monitoring phase of the program is planned as well, which provides for the contingency of customers experiencing issues with the validation and implementation phases of the Supplier Readiness project. Supplier Readiness: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services. The Company has corresponded with its suppliers to receive assurance as to the Y2K readiness of each key supplier. A supplier action list and contingency plans are being developed based upon this assessment. Supplier issues that potentially affect the Company's products are targeted to be resolved by June 1999.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Some applications and processes have already been made Y2K compliant, while others are being prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All implementations are scheduled to be completed no later than July 1999. The Company estimates that the total Year 2000 costs will not be material, with the majority of costs to be incurred over the next three fiscal quarters. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.

Item 3A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of April 3, 1999, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to liquidate this portfolio or hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint seeks unspecified damages in excess of $75,000 and permanent injunctive relief. The Company has filed a response to the complaint denying liability. The case has been consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. Plaintiff has served claim charts purporting to set forth its basis for its claims that products compliant with an IEEE standard infringe its patents. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court noted that plaintiff Datapoint had conceded that the Special Master's claim interpretation would result in a finding of no infringement for the accused products, and therefore ordered the case dismissed on the merits effective December 30, 1998. The Plaintiff has appealed such order.

On October 16, 1998, the Company received a collection letter from Dunn and Bradstreet, Receivable Management Services, on behalf of Plaintree Systems Corporation ("Plaintree"). The letter claims that the Company owes Plaintree $197,400 and demands immediate payment. The Company believes Plaintree's claim stems from the OEM Purchase and Manufacturing License Agreement between Plaintree and the Company, dated June 1, 1996. Pursuant to the Agreement, the Company purchased certain products from Plaintree. The Company has determined the Plaintree products were defective and has demanded arbitration against Plaintree pursuant to the Agreement, for monies already paid to Plaintree, a minimum of $300,000. The time to respond to the Company's demand has not yet passed. On May 17, 1999, the Company will attend a mediation hearing in Massachusetts to determine the merits of both parties' cases and to determine whether a preliminary determination can be reached. Management believes the ultimate resolution of this matter will not have a material effect on the Company's financial position or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 26, 1999 in San Jose, California, the stockholders (i) elected four directors to serve on the Company's Board of Directors, (ii) ratified an increase of 100,000 shares allocated to the Company's 1993 Employee Stock Purchase Plan, and (iii) ratified the Company's appointment of PricewaterhouseCoopers, LLP as independent accountants.

The vote for nominated directors was as follows:

                  Nominee                                   For                 Against
                  -------                                   ---                 -------
                  Wilson Wong                               8,012,645               34,797
                  Jeff Yuan-Kai Lin                         7,991,077               56,365
                  Michael D. Kaufman                        8,011,865               35,577
                  Edmond Y. Tseng                           7,992,286               55,156


The vote to approve setting aside shares for the Company's Stock Purchase Plan was as follows:

                  For                       Against                    Abstain
                  7,967,118                 49,866                      30,458


The vote for ratifying the appointment of PricewaterhouseCoopers, LLP was as follows:

                  For                       Against                    Abstain
                  8,031,709                 14,700                      1,033


ITEM 5.      OTHER INFORMATION

On March 15, 1999, Mr. Douglas Gans joined the Company as the Vice President of Finance and Administration and Chief Financial Officer, a position vacated by the resignation of Rajiv Matthew. Mr. Gans will have primary responsibility for the Company's financial and administrative activities.

On January 18, 1999, Mr. Richard Strong was appointed Vice President of Sales and Marketing with the Company, upon Mr. Volkmar's termination of employment with the Company. Mr. Strong, who was previously Senior Director of International Sales, will have primary responsibility for the Company's worldwide sales and marketing communications activities.

Subsequent to the end of the fiscal quarter, the Company received letters dated April 13, 1999 and May 10, 1999 in which the NASDAQ notified the Company that it was not in compliance with the standards required to maintain its common stock listing on the NASDAQ-National Market System ("NMS"). The Company has until July 13, 1999 to comply with the maintenance standards of the NMS. At this time, the Company believes it is unlikely that it will be able to achieve full compliance with the NMS listing standards in the time period allowed. Consequently, the Company may seek to move its share trading to the NASDAQ Small Cap Market. A final decision is expected by the end of June.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a.)    Exhibits:

    27.1     Financial Data Schedule - Attached

    (b.)     Reports on Form 8-K:        None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 18, 1999                    ASANTE TECHNOLOGIES, INC.
                                            (Registrant)


                                      By:  /s/ DOUGLAS E. GANS
                                           -----------------------------------
                                               Douglas E. Gans
                                           Vice President, Finance and
                                           Administration, and Chief Financial
                                           Officer
                                           (Authorized Officer and Principal
                                           Financial Officer)