Form 10-Q
period 1999-07-03
ASANTE TECHNOLOGIES INC
filed 1999-08-17
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 1999

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

                          Yes   X          No

As of July 3, 1999 there were 9,277,871 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                                                      PAGE NO.


Item 1:         Financial Statements:

       Unaudited Condensed Balance Sheets -
                July 3, 1999 and October 3, 1998                                                               3

       Unaudited Condensed Statements of Operations  Three and nine months ended
                July 3, 1999 and July 4, 1998                                                                  4

       Unaudited Condensed Statements  of Cash Flows Nine  months  ended July 3,
                1999, and July 4, 1998                                                                         5

       Notes to Unaudited Condensed Financial Statements                                                     6-9

Item 2:         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                              10-14

Item 3:         Quantitative and Qualitative Disclosures  About
                Market Risk                                                                                   14


PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                                                             15

Item 4:         Submission of Matters to a Vote of
                Security Holders                                                                              15

Item 5:         Other Information                                                                             16

Item 6:         Exhibits and Reports on Form 8-K                                                              16

                Signature                                                                                     17



                          PART I. Financial Information

Item 1.  Financial Statements



                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)



                                                                 July 3,                     October 3,
                                                                   1999                         1998
                                                             -----------------            ------------------
Assets

Current assets:
     Cash and cash equivalents                                         $4,450                        $8,852
     Accounts receivable, net                                           4,405                         8,328
     Inventory                                                          3,182                         7,673
     Other current assets                                               1,046                         3,301
                                                             -----------------            ------------------

             Total current assets                                      13,083                        28,154

Property and equipment, net                                               880                         2,004
Other assets                                                              192                           201
                                                             -----------------            ------------------

             Total assets                                             $14,155                       $30,359
                                                             =================            ==================


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                  $6,673                        $9,710
     Accrued expenses                                                   5,388                         4,799
                                                             -----------------            ------------------

             Total current liabilities                                 12,061                        14,509
                                                             -----------------            ------------------


Stockholders' equity:
     Common stock                                                      26,745                        26,772
     Accumulated deficit                                              (24,651)                      (10,922)
                                                             -----------------            ------------------

             Total stockholders' equity                                 2,094                        15,850
                                                             -----------------            ------------------

Total liabilities and stockholders' equity                            $14,155                       $30,359
                                                             =================            ==================




The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)



                                               Three months ended                        Nine months ended
                                         --------------------------------         --------------------------------
                                            July 3,           July 4,                July 3,           July 4,
                                             1999              1998                   1999              1998
                                         --------------    --------------         --------------    --------------

Net sales                                       $7,914            $9,314                $28,386           $36,917
Cost of sales                                    8,543             8,274                 26,563            26,129
                                         --------------    --------------         --------------    --------------

     Gross profit (loss)                          (629)            1,040                  1,823            10,788
                                         --------------    --------------         --------------    --------------

Operating expenses:
     Sales and marketing                         2,787             4,590                 10,856            14,250
     Research and development                      765             1,566                  2,494             5,289
     General and administrative                    462             1,115                  1,867             3,032
     Restructuring charge                            -               400                      -               400
                                         --------------    --------------         --------------    --------------

Total operating expenses                         4,014             7,671                 15,217            22,971
                                         --------------    --------------         --------------    --------------

Loss from operations                            (4,643)           (6,631)               (13,394)          (12,183)

Interest & other income (expense), net               2               145                   (335)              448
                                         --------------    --------------         --------------    --------------

Loss before income taxes                        (4,641)           (6,486)               (13,729)          (11,735)
Provision for income taxes                           -             2,624                      -             2,712
                                         --------------    --------------         --------------    --------------

Net loss                                       ($4,641)          ($9,110)              ($13,729)         ($14,447)
                                         ==============    ==============         ==============    ==============


Net loss per share                              ($0.50)           ($0.99)                ($1.48)           ($1.57)
                                         ==============    ==============         ==============    ==============

Weighted average common
 shares and equivalents:

             Basic and diluted                   9,278             9,222                  9,278             9,186
                                         ==============    ==============         ==============    ==============


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)



                                                                                              Nine months ended
                                                                                 --------------------------------------------
                                                                                     July 3,                     July 4,
                                                                                       1999                       1998
                                                                                 -----------------           ----------------


Cash flows from operating activities:
      Net loss                                                                          $ (13,729)                 $ (14,447)
      Adjustments to reconcile net loss to net cash
               used in operating activities:
          Depreciation and amortization                                                       588                      1,109
          Write-off of idle assets                                                            536                          -
          Restructuring charge                                                                  -                        400
      Changes in operating assets and liabilities:
          Accounts receivable                                                               3,923                      3,661
          Inventory                                                                         4,491                      2,906
          Prepaid and other assets                                                          2,255                      1,825
          Accounts payable                                                                 (3,037)                     1,270
          Accrued expenses                                                                    589                       (287)
                                                                                 -----------------           ----------------

Net cash used in operating activities                                                      (4,384)                    (3,563)
                                                                                 -----------------           ----------------

Cash flows from investing activities:
      Purchases of property and equipment                                                       -                       (444)
      Other assets                                                                              9                         32
                                                                                 -----------------           ----------------

Net cash provided (used) by investing activities                                                9                       (412)
                                                                                 -----------------           ----------------

Cash flows from financing activities:
      Net proceeds (uses) from issuance (repurchases) of common stock                         (27)                       337
                                                                                 -----------------           ----------------

Net cash provided (used) by financing activities                                              (27)                       337
                                                                                 -----------------           ----------------

Net decrease in cash and and cash equivalents                                              (4,402)                    (3,638)
Cash and cash equivalents, beginning of period                                              8,852                     12,931
                                                                                 -----------------           ----------------

Cash and cash equivalents, end of period                                                  $ 4,450                    $ 9,293
                                                                                 =================           ================



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


2.       EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Due to the Company's net loss for the quarters and nine months ended July 3, 1999, and July 4, 1998, options to purchase common shares are excluded from the computation since their effect is antidilutive.

As of July 3, 1999, the Company had repurchased 67,000 shares of its own common stock under a stock repurchase plan approved September 16, 1998. Under the plan, the Company may purchase up to 500,000 shares of its common stock from time to time on the open market.


3.       COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. During the nine months ended July 3, 1999 and July 4, 1998, the Company had no changes in equity from non-owner sources.

4.       INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis) or market, and consisted of the following at:

                                                                    July 3,                 October 3,
                                                                     1999                      1998
                                                               -----------------         -----------------
                                                                             (in thousands)

Raw materials and component parts                                  $   197                     $2,727
Work-in-process                                                        222                        604
Finished goods                                                       2,763                      4,342
                                                                 ---------                  ---------
                                                                    $3,182                     $7,673
                                                                    ======                     ======


5.       BANK BORROWINGS

The Company had a bank line of credit that provided for maximum borrowings of $5 million which expired February 15, 1999. On July 30, 1999, the Company signed a terms sheet with a financial institution for a new line of credit agreement. This line of credit agreement will be secured by applicable receivables and inventories of the Company and will provide for maximum borrowings of $5.0 million. The final agreement has not yet been signed, pending audit and final approval by the financial institution.



6.       LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until the year 2000.

On October 16, 1998, the Company received a collection letter from Dunn and Bradstreet, Receivable Management Services, on behalf of Plaintree Systems Corporation ("Plaintree"). The letter claims that the Company owes Plaintree $197,400 and demands immediate payment. The Company believes Plaintree's claim stems from the OEM Purchase and Manufacturing License Agreement between Plaintree and the Company, dated June 1, 1996. Pursuant to the Agreement, the Company purchased certain products from Plaintree. The Company has determined the Plaintree products were defective and has demanded arbitration against Plaintree pursuant to the Agreement, for monies already paid to Plaintree, a minimum of $300,000. The time to respond to the Company's demand has not yet passed. On May 17, 1999, the Company attended a mediation hearing with Plaintree, whereby an agreement for settlement was made. As of July 3, 1999, all terms of the mediation settlement had been performed, and the settlement amount was not material to the Company.

On April 13, 1999 and May 10, 1999, the Company received notices from NASDAQ that the Company's stock had failed to maintain a market value of public float greater than or equal to $5,000,000, and had also failed to maintain a closing bid price of $1.00 in accordance with NASDAQ National Market Maintenance Standards. The Company filed an appeal with NASDAQ and has a hearing scheduled for August 19, 1999. The Company is unable to determine the ultimate outcome of this matter.


7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt FAS 131 in the fiscal year 1999 annual financial statements. FAS 131
requires  disclosure  of  certain  information   regarding  operating  segments,
products and services, geographic areas of operation and major customers. Adoption of FAS 131 is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedging accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt FAS 133 in fiscal year 2001 and has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended July 3, 1999, and the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998. Actual results may vary significantly.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1999 were approximately $7.9 million, a decrease of $1.4 million, or 15%, from net sales of $9.3 million for the third quarter of fiscal 1998. The sales decrease in the third quarter of fiscal 1999, was due to several factors including a reduction in sales into the distributor channel of approximately $1.0 million due in part to a softness in the networking sector and the distribution channel as a whole, and to lower than expected sales of the Company's legacy 10 Mbps products and 10/100 switches due to heavy competitive pricing pressures. Net sales for the first nine months of fiscal 1999 decreased by $8.5 million, or 23% to $28.4 million compared to $36.9 million in the first nine months of fiscal 1998. This decrease was due to several factors including a decrease in OEM sales of $2.0 million, from $3.3 million to $1.3 million, a decline in connectivity product sales of approximately $4.7 million due to heavy competitive pricing pressures, the continued incorporation of Ethernet onto the motherboard of Apple's newer computers causing a continued decline in older adapter card sales, a reduction in sales for 10 Mbps unmanaged hubs of $1.6 million due primarily to pricing decreases, the reduction of approximately $2.0 million of sales into the distributor channel, and a decrease of approximately $1.6 million due to declining sales of the Company's older 10 Mbps managed system products. These decreases were partially offset by increases in sales of the Company's 10/100 hubs and switches of approximately $2.6 million.

Management anticipates sales of older managed products and adapter cards will continue to decline as a percent of total sales during the remainder of fiscal 1999, but sales of new products should offset decreasing sales of the Company's existing products.

Sales outside the United States accounted for approximately 26% of net sales for the third quarter of fiscal 1999, and were approximately 26% for the first nine months of fiscal 1999. These percentages compare with approximately 22% and 24% for the third quarter and first nine months of fiscal 1998, respectively. The percentage increase in sales for the first nine months of fiscal 1999, compared with 1998 was due primarily to the decreased OEM sales during the nine months of fiscal 1999, which is reported with domestic sales.

The Company's gross profit as a percentage of net sales (gross margin) decreased to a negative 8% for the third quarter of fiscal 1999 from 11% in the third quarter of fiscal 1998. The margin for the third quarter of fiscal 1999, was lower due primarily to write-offs of the Company's older legacy adapter cards, managed system products and component level inventories, of approximately $3.1 million. For the first nine months of 1999, the gross profit percentage decreased to approximately 6% from 29% for the first nine months of fiscal 1998, due primarily to the decreased sales levels in the first nine months of fiscal 1999, and to inventory write-downs made during fiscal 1999. During the quarter, prices continued to be affected by heavy competitive pricing pressures. In response to this, the Company has brought to market and plans to continue to bring to market lower cost replacement products and to move its manufacturing offshore. As a result, the Company took a significant write-down to its inventories, and although the Company believes it is in a competitive position at present, the Company will take additional measures going forward as necessary to maintain its competitiveness in the market place.

Sales and marketing expenses decreased by $1.8 million, or 39%, in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, and decreased by $3.4 million, or 24%, in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. As a percentage of sales, these expenses were 35% in the third quarter of fiscal 1999 and 38% in the first nine months of fiscal 1999, compared with 49% and 39% in the third quarter and first nine months of fiscal 1998, respectively. The decreases in sales and marketing expenditures were due primarily to decreases in personnel and related costs, tradeshow participation, outside service related costs, and were offset partially by increases in outside representative, advertising and product collateral related costs. The Company believes that sales and marketing expenses overall will decrease for the remainder of fiscal 1999, although certain components related to selling activities will remain constant, or increase slightly.

Research and development expenses decreased by $0.8 million, or 51%, in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and decreased by $2.8 million, or 53% in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998. The decrease was due to decreases in prototype materials, personnel, and outside consulting services primarily related to the Company's strategic direction to leverage the engineering expertise of certain of its key suppliers. The reduced spending in these areas resulted from decreased product development activities for the Company's proprietary 10/100 switch ASIC, reduced recruitment related expenses, partially offset by the Company's write-off of certain idle fixed assets related to its research and development activities in the first quarter of fiscal 1999. The Company expects that future spending on research and development will remain flat or increase slightly in absolute dollars for the remainder of fiscal 1999.

General and administrative expenses decreased by $0.7 million, or 59%, in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and decreased by $1.2 million, or 38%, in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998. As a percentage of net sales, these expenses were 6% for the third quarter of fiscal 1999, and 7% for the first nine months of fiscal 1999, as compared with 12% and 8% for the third quarter and first nine months of fiscal 1998, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 1999 is primarily related to reduced consulting, legal, outside service related expenditures, and personnel related costs. Due to the Company's restructuring efforts, the Company expects that general and administrative spending will remain constant for the remainder of fiscal 1999.

In the third quarter of fiscal 1998, the Company recorded a $0.4 million restructuring charge in connection with a strategic redirection of the Company's business to a lower cost model with a new focus on the retail marketplace. This restructuring charge was predominately related to severance costs as well as other personnel related realignment costs associated with the restructuring. As of July 3, 1999, the Company had paid out all amounts related to this restructuring charge.

As a result of the Company's operating loss in the quarter ended July 3, 1999, and expected operating loss for fiscal 1999, the Company expects to have no provision for income taxes in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $4.4 for the first nine months of fiscal 1999, compared to net cash used by operating activities of $3.6 million in the first nine months of fiscal 1998.

Net cash used by operating activities is largely attributable to the Company's net operating loss of $13.7 million, a decrease in accounts payable of $3.0 million, and was partially offset by decreases in inventory levels of $4.5 million, accounts receivable of $3.9 million, prepaid expenses of $2.3 million and increases in accrued liabilities of $0.6 million.

The Company had a bank line of credit that provided for maximum borrowings of $5 million which expired February 15, 1999. On July 30, 1999, the Company signed a terms sheet with a financial institution for a new line of credit agreement. This line of credit agreement will be secured by applicable receivables and inventories of the Company and will provide for maximum borrowings of $5.0 million. The final agreement has not yet been signed, pending audit and final approval by the financial institution.

At July 3, 1999, the Company had approximately $4.5 million of cash and cash equivalents, and working capital of approximately $1.0 million. The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for the remainder of fiscal 1999. However, a further decline in revenues or costs in excess of current planned expenditures could result in the need to utilize the new line of credit agreement as discussed above. There is no assurance that this line of credit will be available to the Company or other financing will be available at terms acceptable to the Company to fund its remaining 1999 and 2000 operations.


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

Year 2000

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

The Company's Y2K project is comprised of 3 phases; Awareness and assessment, Renovation, and Product Readiness. The Awareness and Assessment phases of the project have been substantially completed and the Renovation phase commenced in May 1998 and is expected to be completed by October 1999. Product Readiness: The Company has made a thorough evaluation of its products and believes its products do not cause Year 2000 issues to arise and, therefore, feels that its year 2000 product readiness phase is complete. The Company has communicated to its customers the current status of its products. Customer Readiness: The Company commenced making Year 2000 compliant updates to its customers' systems through a standard Service Update Plan process in January 1999, with estimated completion by September 1999. As of July 1999, the Company had made updates to its internal applications and systems considered mission critical. A Monitoring phase of the program is planned as well, which provides for the contingency of customers experiencing issues with the validation and implementation phases of the Supplier Readiness project. Supplier Readiness: This aspect of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products and second, the supplier's business capability to continue to provide the required products and services. The Company has corresponded with its suppliers to receive assurance as to the Y2K readiness of each key supplier. A supplier action list and contingency plans are being developed based upon this assessment. Supplier issues that potentially affect the Company's products are targeted to be resolved by October 1999.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Some applications and processes have already been made Y2K compliant, while others are being prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All implementations are scheduled to be completed no later than September 1999, although the Company has updated its mission critical applications and systems as of July 1999. The Company estimates that the total Year 2000 costs will not be material, with the majority of costs to be incurred over the next two fiscal quarters. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate over time. There can be no assurance that actual costs will not differ materially from the current estimate. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.

Item 3A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of July 3, 1999, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to liquidate this portfolio or hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until the year 2000.

On October 16, 1998, the Company received a collection letter from Dunn and Bradstreet, Receivable Management Services, on behalf of Plaintree Systems Corporation ("Plaintree"). The letter claims that the Company owes Plaintree $197,400 and demands immediate payment. The Company believes Plaintree's claim stems from the OEM Purchase and Manufacturing License Agreement between Plaintree and the Company, dated June 1, 1996. Pursuant to the Agreement, the Company purchased certain products from Plaintree. The Company has determined the Plaintree products were defective and has demanded arbitration against Plaintree pursuant to the Agreement, for monies already paid to Plaintree, a minimum of $300,000. The time to respond to the Company's demand has not yet passed. On May 17, 1999, the Company attended a mediation hearing with Plaintree systems, whereby an agreement for settlement was made. On May 17, 1999, the Company attended a mediation hearing with Plaintree systems, whereby an agreement for settlement was made. As of July 3, 1999, all terms of the mediation settlement had been performed, and the settlement amount was not material to the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

On May 31, 1999, Mr. William Fenley resigned from his position as the Company's Vice President Product Marketing and OEM Sales to pursue other opportunities.

On July 6, 1999, Mr. Don Miller joined the Company as General Manager, Advanced Systems Products. In this position, Mr. Miller will be responsible for the sales and product marketing activities related to the Company's managed systems.

On August 6, 1999, Mr. Richard Strong resigned from his position as Vice President of Worldwide Sales with the Company.

On April 13, 1999 and May 10, 1999, the Company received notices from NASDAQ that the Company's stock had failed to maintain a market value of public float greater than or equal to $5,000,000, and had also failed to maintain a closing bid price of $1.00 in accordance with NASDAQ National Market Maintenance Standards. The Company filed an appeal with NASDAQ and has a hearing scheduled for August 19, 1999. The Company is unable to determine the ultimate outcome of this matter.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a.)    Exhibits:

     27.1       Financial Data Schedule

     (b.)       Reports on Form 8-K:  None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1999                    ASANTE TECHNOLOGIES, INC.
                                                (Registrant)


                                          By:  /s/ DOUGLAS E. GANS
                                                   -----------------------
                                                   Douglas E. Gans
                                                   Vice President, Finance
                                                   and Administration, and
                                                   Chief Financial Officer
                                                   (Authorized Officer and
                                                   Principal Financial Officer)