Form 10-K
period 1999-10-02
ASANTE TECHNOLOGIES INC
filed 2000-01-03
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)


                    For the fiscal year ended October 2, 1999

                                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-22632
                         ------------------------------

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                             77-0200286
     ----------------------------------    -------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or organization)

                                  821 Fox Lane
                           San Jose, California 95131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 435-8388
       --------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
           -------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past ninety days.  YES X     NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 26, 1999, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately $4,217,919. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of November 26, 1999, the Registrant had 9,302,272 shares of Common Stock outstanding.

              -----------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on February 24, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS


                                                                                                                       Page of
                                                                                                                       Report
                                                      PART I

ITEM 1.           BUSINESS                                                                                                  1

ITEM 2.           PROPERTIES                                                                                               15

ITEM 3.           LEGAL PROCEEDINGS                                                                                        15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      16


                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS                                                                                      19

ITEM 6.           SELECTED FINANCIAL DATA                                                                                  20

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                                20

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               28

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                              30

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                                                      47


                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                       48

ITEM 11.          EXECUTIVE COMPENSATION                                                                                   48

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                                                               48

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                           48


                                                      PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K                                                                                                 49

SIGNATURES                                                                                                                 52


This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


ITEM 1.       BUSINESS

Asante Technologies, Inc. ("Asante" or the "Company"), founded in 1988, designs, manufactures and markets high-performance computer networking products that address networking requirements at the departmental and workgroup level within corporations, small businesses, and homes. The Company sells its products primarily through distributors and supports this distribution channel with marketing and promotional programs and a network of direct sales and service personnel. The Company focuses much of its efforts in certain vertical markets, namely, the educational channel, SOHO (Small Office/Home Office) and in pre-press, digital graphic communications and related markets requiring high bandwidth solutions, where the Company can differentiate the performance and features of its products from those of its competitors. The Company believes it is the largest third party provider of Ethernet connectivity for the Macintosh(TM) platform.

The majority of the Company's products are designed for Ethernet networks. Ethernet is a type of network topology that determines how packets, or message units, are handled and sent across the network. Ethernet is the most widely used communication standard in Local Area Networks ("LAN"). The majority of these Ethernet products are designed to function at speeds of either 10 Mbps (standard Ethernet, or 10BASE-T) or 10/100 Mbps (known as "Fast Ethernet", or 100BASE-T). Additionally, Gigabit Ethernet has been increasingly adopted in the industry due to increasing bandwidth requirements needed at the backbone of the network brought about by the standardization of 10/100 Ethernet at the user level, and also due to the present and future convergence of voice, data, and video across the same network infrastructure.

There are six primary trends in computer networking that affect the Company's business: 1) the adoption of switched Ethernet technology, 2) the adoption of increased speed, Fast Ethernet and Gigabit products, 3) the use of Internet and "Intranet" technology in corporate LAN, 4) the convergence of voice, data, and video over all market segments, 5) the seasonality of certain segments of the networking industry, and 6) the commoditization of low-end networking products and growth of the home office.

The first trend is the growth in commercialization and adoption of Ethernet switching technology, which enables a dedicated communication between a sending and receiving computer or device as opposed to traditional shared Ethernet, where multiple users share communication lines. Initially, switching products were used primarily within larger companies that were the first to experience congestion in their traditional network architectures. More recently, adoption of switching technology has spread to smaller companies. Furthermore, many companies are deploying switching at all layers of the network: in the LAN backbone, in server groups, at the workgroup level, and in direct connections to desktop PCs. This is especially applicable to those companies that focus on high bandwidth, graphics-intensive applications. Beginning in fiscal 1996, the Company introduced several series of managed and unmanaged switch products designed to meet the needs of most high bandwidth demanding applications. In the fourth quarter of fiscal 1999, the Company announced two new scalable Gigabit switch product lines designed to meet the needs of those customers requiring the most bandwidth and sophisticated management capabilities. In fiscal 2000, the Company will continue to focus research and development resources on the development of additional switching products in order to meet the needs of the Company's customers requiring high performance, feature-rich products, while continuing to reduce the cost of existing lines as necessary to counter declining prices. At the same time, the Company will aggressively pursue new synergistic product areas.

The second trend is the adoption of Fast Ethernet (100 Mbps) technology and the fast growing need for Gigabit solutions for certain applications. In fiscal 1997 and early 1998, users of 100 Mbps technology were predominately two different sectors of the market: large corporations and enterprises seeking a solution to congestion at the "top" of their networks and those using specific vertical applications, such as publishing, pre-press, imaging and multimedia, which routinely transfer very large files across their networks. The sharply declining prices the market experienced in fiscal 1998 have accelerated the transition of the industry to Fast Ethernet technologies, both shared and switched. The Company believes that 10/100 technology will continue to become the industry standard. Consequently, the Company focused the majority of its efforts in fiscal 1999 on the development and introduction of new competitively priced 10/100 adapters, shared hubs, and switches. The Company offers a wide range of 100 Mbps and 10/100 Mbps Fast Ethernet shared hubs, cards and switch products that have achieved strong recognition and critical acclaim. Gigabit technology (1,000 Mbps) has been increasingly adopted for use in the corporate backbone and at the server level in order to handle the increased bandwidth and speed demands created by the adoption of Fast Ethernet and the convergence of voice, data, and video to the desktop. In fiscal 1999, the Company introduced the industry's first unmanaged Gigabit products designed to meet the needs of those customers and workgroups requiring maximum bandwidth to handle graphics, intensive transfers between multiple users, converged voice, data, video, and voice over IP.

The Company's Fast Ethernet products are differentiated from those of the Company's competitors both due to their ease of use (Plug-and-Play) and software utilities, including built-in HTTP servers, on many of the Company's newer managed switch products and support for mixed PC/Macintosh(TM)/Unix environments.

The third trend affecting the market for LAN equipment is the rapid adoption of Internet technology into internal corporate networks. The resulting "Intranets" are based on web servers and web browser technology. This technology is easily deployed, and the development tools offer large gains in programmer productivity. This has caused growth in both the development of in-house corporate applications based on Intranet technology and efforts by standard product software companies to develop products based on this same technology. Many corporations view Intranet software technology as a cost-effective alternative to traditional client-server software architectures. The Company has taken steps to integrate Intranet technology into its new switches in the form of a built-in, Java(TM)-enabled HTTP server. In early fiscal 1999, the Company introduced several products to further capitalize on the growing trend for companies and institutions needing both Intranet and LAN-edge technologies with the introduction of WAN-edge devices such as a Plug-and-Play ISDN router and dual analog channel routers. In addition, the Company is developing other products to meet the needs of its customers to connect both to the Internet and corporate Intranets.

The fourth trend in the LAN and LAN-edge market is the anticipated convergence of voice, data, and video across both corporate Intranets and the Internet. The greatly increased bandwidth and speed, which has been created primarily due to emergence of 10/100 technology taking over the desktop as the networking standard, has created much greater demand and downward pricing pressures as the telephone companies and larger networking companies are pressured to deliver "all-in-one" LAN, WAN, Phone, and FAX communications centers at attractive price points. With this new affordability and the emergence of newer technologies such as wireless and PNA (Phone-Net) technologies allowing easy connectivity in the home, the reality of the true home network is nearing.

The fifth trend, which affects the LAN market and the Company in particular, is the seasonality of the Company's business. The first factor that affects the Company most in the market is the budgeting and purchasing cycles of certain segments of the Company's customers. The Company has a strong presence in the educational market that is characterized by its typically seasonal purchasing habits due to the nature of educational seasons and by the ability for school administrators to more easily install complex network systems during times when the majority of users (students) are not in session. Secondly, many schools and other governmental agencies allocate spending based on seasonal budgets and accept bids only seasonally. Therefore, in general, peak purchasing by educational institutions tends to occur in the June to August time period.

The sixth trend which affects the LAN market is the commoditization of the lower end of the networking market, including adapters and unmanaged hubs and switches. This trend is the result of the availability of commercial chipsets that allow manufacturers to introduce new products with minimal engineering effort. The Company is working with offshore manufacturing partners to develop cost competitive products based on these new chipsets. The Company expects to remain competitive in this segment of the market and believes this segment to be a potential growth area for the Company due to the expected increase in the SOHO and "home office" market segment brought on by the affordability of these solutions.

The Company continues to develop and sell Ethernet and Fast Ethernet adapters to customers who use Apple Macintosh(TM) and iMAC(TM) computers. The Company historically has been heavily associated with Apple and therefore had a dependence on selling products into the Apple after-market. While the Company currently designs its products to work on all computer platforms and does not rely on new Apple product introductions, a large portion of its sales in the near term are expected to be related to Apple products. Any material decrease in sales of Macintoshes(TM), iMACs(TM), Power PCs(TM), further incorporation by Apple of networking connectivity into their products, or additional developments adversely affecting Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company is dependent on the development and release of new products, specifically in the unmanaged and advanced managed system switches, Fast Ethernet shared areas, connectivity and emerging home networking areas. Delays in bringing new products to market or penetrating emerging competitive markets would have a material adverse effect on the Company's financial results and condition.

The Company's success will depend in part on its ability to accurately forecast its future sales due to the lead time required to order components and assemble products. If the Company's product sales forecasts are below actual product demand, there may be delays in fulfilling product orders; consequently, the Company could lose current and future sales to competitors. Alternatively, if the Company's product sales forecasts are above actual product demand, this may result in excess orders of components or assembled products and a build up of inventory that would adversely affect working capital.

Restructuring

During the third quarter of fiscal 1998, the Company restructured its operations to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. Although the Company has realized the benefit of a reduced cost structure and other benefits from the restructuring of operations, these benefits have been offset somewhat by reduced product sales and margins.

The Company also recorded during the third quarter of 1998 a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs included employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force in fiscal 1998 consisted of approximately 40 employees, primarily from the sales and marketing departments, in order to bring the Company's operating costs in line with future expected levels of revenue. As of October 2, 1999, the Company had utilized all of the restructuring reserves recorded in fiscal 1998.

The Company's action plan included the release of proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of its cost structure, designed to better position the Company going forward and which the Company believes will leverage its strengths.

Products

The Company offers both advanced, or managed, systems products (hubs and switches) and simple, easy to use unmanaged systems products. The Company's advanced switches and hubs allow more sophisticated users the ability for increased administration, system analysis, identification of network communication problems, and security among other functions. The Company's unmanaged products feature easy to use, Plug-and-Play operation for the customer needing convenient connectivity at a cost-effective price, or just needing to extend an existing network.

Switch Products

Asante's comprehensive line of switches includes multiple families of switches designed to meet the needs of both its vertical and horizontal market customers.

The IntraStack(TM) 6000 family of switches is a stackable 10/100 series of managed switches. The IntraStack(TM) family, which uses the Company's patented Goldcard(TM) connector technology to expand the switching system via a 2.1
Gigabit PCI backplane, currently includes a suite of three units. The IntraStack(TM) 6014DSB base is a 12-port 10/100 auto-sensing management switch offering two additional MII expansion slots which allow additional 10/100 ports, 10/100 Fiber, or 10 FL modules to be added. The IntraStack(TM) 6016DSE switch offers an expansion module with 16 10/100TX ports and is fully manageable from the base module. The third product in this family is the IntraStack(TM) 6008FXE switch, which offers 8 100Base-FX (fiber) ports and is fully stackable using Asante's Goldcard(TM) technology with the entire IntraStack(TM) family.

The IntraSwitch(TM) 6000 series 10/100 switches are currently Asante's highest performance, managed products designed to provide maximum bandwidth for those customers requiring solutions for high congestion situations. These products feature an integrated HTTP management server with Java(TM)-enabled features, as well as other advanced functions. The IntraSwitch(TM) 6000 series of switches currently ships in both 16 and 24 port configurations and are based on the Company's proprietary ASIC (application specific integrated circuit, or chip) technology. In addition, these switches offer the customer additional management features, such as RMON and VLAN, and a migration path for those customers requiring a Gigabit backplane.

The IntraSwitch(TM) 5000 series switch family offers full featured manageable 10 Mbps switches for support of existing 10 Mbps networks.

In the fall of 1999 the Company introduced two new advanced systems, the IntraStack 8000 and the IntraChassis 9000. The IntraStack 8000 is a high performance, feature rich 10/100/1000Mbps stackable Ethernet switch capable of expansion to 192 10/100 switched Ethernet connections in a single stack configuration. The IntraChassis 9000 is a high performance, feature rich 10/100/1000Mbps stackable Ethernet switch capable of expansion to 192 10/100 switched Ethernet connections in a single chassis configuration. Both systems are designed around Asante's IntraCore Architecture and offer the simplicity, high performance and lower cost of ownership that network managers need to meet the demands of today's multi-service networks. Current planned availability for these systems is scheduled for early calendar 2000.

The FriendlyNet(TM) 4000E series switch family features cost effective, high performance 10/100 Mbps unmanaged desktop switches for the smaller and midsize network and "power users" with high bandwidth needs. The switches feature NWay auto-negotiation to automatically determine either 10 or 100 Mbps operation and come in 2, 4, 8, and 16 port configurations.

The FriendlyNet 400/4000P series switch family features low cost, high performance 10/100 Mbps unmanaged switches for smaller networks and other users with high bandwidth needs. The switches feature NWay auto-negotiation to automatically determine either 10 or 100 Mbps operation and currently come in 5, 8, 16, and 24 port configurations.

The Company also offers the FS3208 FriendlyNet(TM)switch family, a 10 Mbps, 8 port unmanaged switch with 2 10/100 port uplinks.

Gigabit Adapters and Other Gigabit Products

The Company shipped its first Gigabit products in February 1999. These products had a full-featured Gigabit card. Additionally, in the second quarter of fiscal 1999, the Company introduced the industry's first unmanaged Gigabit switches designed to complement its current switch products and provide those customers with large bandwidth needs, high-end solutions at affordable prices. The Company's 7000 series switches feature 8, 16, and 24 port solutions. The Company plans on investing in additional Gigabit technology to meet the needs of its customers requiring implementation of a Gigabit solution to the backbone of their networks.

10Base-T/100BASE-TX (Fast Ethernet) Shared Systems

In addition to switches, the Company offers a strong family of dual speed 10/100 Fast Ethernet systems and adapters to allow customers to connect personal computers and high performance servers over a corporate Intranet. The Company's award-winning, high performance products offer customers with high bandwidth needs a complete line of products to fulfill their intranet needs and offer those customers with existing 10BASE-T Ethernet networks a cost effective way to transition to 100BASE-T networking.

The Company's NetStacker II family of auto-negotiating 10/100 managed shared hubs replaced the Company's award winning NetStacker family of managed 10 Mbps stackable hubs. Asante's 12 and 24 port 10/100 Netstacker II stackable hubs offer easy, cost effective migration to a managed solution via an optional management module. The family supports up to eight unmanaged 12 or 24 port stacked units for up to 192 ports and includes one standard MII slot on each unit for 100Base-FX connectivity options.

The Company offers a growing family of 10/100 unmanaged hub solutions for its customers. The Company's current products, the FriendlyNet 10/100 Dual Speed hub family, include stand-alone 5, 8,16, and 24 port 10/100 hubs. In addition, the Company offers a stackable, unmanaged 10/100 hub as part of the FriendlyNet family. The stackable product includes 8 and 16 port base units, and 8 or 16 port expansion units for departmental or workgroup sized networks.

Fast Ethernet Adapter Cards

The Company's AsanteFast 10/100 dual speed adapters provide all-in-one compatibility to 10BASE-T and 100BASE-TX Ethernet networks for personal computers utilizing standard PCI bus architecture. The product plugs into the PCI slot of the computer and automatically configures itself to the system. It utilizes an "auto-negotiating" feature that senses whether the network hub speed is 10 Mbps or 100 Mbps and sets the adapter speed accordingly. As such, the product allows the customer to move from the existing 10BASE-T network to a new Fast Ethernet network. The Asante Fast 10/100 has four LED lights to assist with trouble shooting and to indicate connection speed, link integrity and data traffic and offer Wake-on-Lan (WoL) operability which allows system administrators to remotely activate a particular PC, perform maintenance, then place that workstation back in sleep mode. The Company's PCI cards ship with Windows(TM), Linux, UNIX, Macintosh(TM), and Power PC(TM) drivers for cross platform compatibility with most significant operating systems.

The Company also offers FriendlyNet 10/100 PC Fast Ethernet family of adapters designed to be price/technology leaders for Linux, Unix, Windows 98/NT, and NetWare.

10BASE-T Systems and Adapter Cards

In fiscal 1999, the trend for sophisticated users and many new businesses has moved to 10/100 switched or 10/100 shared technology. However, the demand for low cost 10 Mbps Ethernet technology from more price-sensitive and home customers remained static. This trend is particularly strong in the kindergarten through grade 12 education market and the smaller SOHO user in which the Company has a strong reputation and product name recognition. The Company expects that sales levels in the 10 Mbps market will continue to decline as pricing for switching technology and 10/100 Mbps shared Ethernet technology have made adoption of these standards more attractive, and the increasing use of Internet traffic and data, voice, and video over the same cabling begins to necessitate the use of faster speeds for some applications..

The Company offers a broad family of 10BASE-T systems and adapters to meet needs ranging from the corporate workgroup to the departmental workgroup and small business user.

The 10T unmanaged hub family includes multiple port versions including 8, 12 and 24 port versions. In addition, the Company offers a 6-port, BNC unmanaged hub. These 10T hubs form a family of ultra reliable, cost effective, non-intelligent Ethernet hubs for connecting personal computers, workstations (including UNIX), network printers and other network resources to an Ethernet network. These systems are used for creating small networks or extensions to existing networks. They allow network managers to use economical unshielded twisted pair (UTP) telephone wire instead of coaxial cable to set up their LANs and to support all major network operating systems and hardware configurations.

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

Adapter Cards for Macintosh(TM) Computers. The Company sells an Ethernet adapter card and transceiver product line supporting all Macintosh(TM) platforms and all Ethernet cabling options. The Company also offers AsantePrint that allows older printers to be connected to 10 Mbps networks.

Other Client Access Products. Asante offers a family of converters to connect LocalTalk devices to an Ethernet network. These converters connect from 2 to 8 devices such as printers to an Ethernet network. In addition, the Company offers FriendlyNet media adapters to connect PC and Macintosh(TM) computers or printers with built-in Ethernet support to an Ethernet network.

Internet Router Products

During fiscal 1999, the Company introduced a family of routers designed to allow multiple SOHO or home users to connect to the Internet at the same time at increased speeds. The Company plans to introduce additional Internet routers to meet the changing needs of the market. This planned introduction includes DSL as well as other emerging technologies.

The FriendlyNet(TM) ISDN router allows up to four users to connect to the Internet via one or two ISDN lines at speeds of up to 8 times that of a standard
28.8 Kbps modem.

The FriendlyNet(TM)Dual 56K allows multiple users to simultaneously connect at 112 Kbps, or up to 168 Kbps with additional modems.

Personal Connectivity: USB & Firewire Products

With the increase of faster PCs and LAN communications comes the ability in the SOHO and home networking market to support an advanced environment including multiple printers and multimedia devices. USB (Universal Serial Bus) technology offers users an inexpensive method to increase a system's number of ports, or connectivity options. In late 1999 the Company introduced a new and growing family of USB products. These products offer customers additional connectivity to networks, peripherals, and other devices such as digital cameras, printers, scanners and the like. Asante currently carries four products in its USB family, which is one of the industry's easiest to use and most flexible technologies.

USB Hubs. The Company currently offers two FriendlyNet(TM) USB hubs to meet the needs of its customers. The 4 and 7 port USB hubs are perfect for connecting a variety of USB peripheral devices to a USB Macintosh(TM) or PC computer, allowing sound, controller devices, cameras and the like to be connected easily. Both FriendlyNet(TM) USB hubs offer auto-partitioning for isolation of malfunctioning devices or ports and support a dual power mode.

USB to Ethernet Adapter. The Company offers yet another way to connect a true 10Base-T network through USB.

USB to Parallel Adapter. The USB to parallel adapter allows PCs to hook up a parallel device to a USB port, freeing the port on the PC for other uses, such as a ZIP drive, scanner, video camera, or printer.

Software Products

Software design and implementation is a key component of all Asante products. Separately, the Company markets several cutting edge software products.

In the first quarter of fiscal 2000, the Company introduced several product bundles in its FriendlyShare family. FriendlyShare offers home and small business users a simple way to allow Macintoshes(TM) to share Internet connections with other Macintoshes(TM) and PCs. FriendlyShare offers simplicity of use, automatic server configuration, and has built-in two-way security along with an integrated firewall to prevent other users and remote users from accessing sensitive data.

Asante   currently   offers  two   stand-alone   network   management   options:
IntraSpection(TM) and AsanteView(TM). In addition, to offer its customers maximum value and cutting edge technology, the Company has integrated a built-in, Java-enhanced, HTTP server it all its current managed products. This provides customers fully integrated management and security features without added costs.

Technology

The Company is a provider of leading edge products in the Ethernet networking industry. The Company introduced the first 100 Mbps stackable hub system products in 1995 and has continued to bring new technology to the market ahead of competition. In line with its goal to provide its customers with value-added features that continue to differentiate the Company's products from those of its competitors, the Company has developed and patented its GoldCard(TM) connector technology. The Company's Goldcard(TM) connector technology allows customers to expand the Company's switching via a 2.1 Gbps PCI backplane without having to use valuable 100BASE-T ports in order to connect the modules in a stack, giving the Company a true stackable system architecture that is cost effective for the customer. In addition, the Company continued to ship products based on its proprietary 10/100 ASIC chip allowing the Company to offer competitively priced switches. The Company is continuing its development of new and enhanced products for connecting to the Internet and corporate Intranets. The Company has and will continue to focus efforts to expand its Gigabit product line.

The Company is the first to ship fully integrated management software with its products, with powerful abilities only found in much costlier third party software products. In addition, the Company has continued to offer cutting edge software products over the past several years such as NetDoubler(TM) and FriendlyShare(TM).

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

Beginning in fiscal 1996, the Company expanded its effort to sell more products to OEM customers. As a result, a significantly increased portion of the Company's revenue resulted from OEM sales in fiscal 1997 due to certain agreements with larger OEM customers. These relationships may typically cause fluctuations in the Company's business based on the Company's ability to locate, or maintain various OEM opportunities and the ability of the Company to offer cutting edge, cost effective technology of interest to its OEM customers.
Despite sales declines to OEM customers in fiscal 1998 and fiscal 1999, the Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales are expected to continue to constitute a smaller portion of the Company's total sales in fiscal 2000.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 24%, 22%, and 18% of the Company's net sales in fiscal years 1999, 1998, and 1997, respectively. Although the proportion of international sales increased in fiscal 1999, the Company experienced reduced sales in all three areas, primarily in Canada where sales declined approximately 40% since fiscal 1998 due to factors similar to those encountered domestically. Sales in Asia Pacific declined 54% in fiscal 1999 compared to the prior year due primarily to the continuation of the weak Asian economy and softness in demand in Macintosh(TM) related products that began in fiscal 1998. As a result of continuing declines, the Company closed its sales offices in Taiwan and the United Kingdom during fiscal 1999.

The Company believes that it has good relationships with its distributors and intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates and promotes its products and builds brand name recognition by extensive trade advertising, participation in industry trade shows, and other marketing efforts. As of October 2, 1999, the Company supported the sales efforts of its distributors with 25 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories and with 14 outside sales representatives.

The Company's agreements with its distributors can generally be terminated after an initial term of one year or on short notice without cause and do not provide for minimum purchase commitments or preclude the distributors from offering products that compete with those offered by the Company.

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

In fiscal 1997, the Company altered a portion of its warranty policy limiting coverage on certain of its high-end switch products to 3 years. In fiscal 1998, the Company adopted a limited lifetime warranty of its existing unmanaged products and new 10/100 6000 series managed and 4000 series unmanaged switches. This warranty excludes from lifetime coverage the fan and power supply included with its products, due to the shorter life expectancy of these parts. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a lifetime warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations. The Company plans on reviewing its warranty policy as it brings new products to market to offer its customers competitive policies while reducing its exposure to adverse warranty claims.

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

As of October 2, 1999, the Company had 15 employees engaged in engineering and product development. During the fiscal years 1999, 1998, and 1997, the Company's engineering and product development expenses were approximately $3.9 million, $7.3 million, and $7.7 million, respectively. The reduction in fiscal 1999 was due primarily to the reduction in ASIC design expenditures, personnel costs due to the Company's ongoing restructuring efforts, and to the Company's transition to an Original Discount Manufacturing model allowing it to leverage the engineering expertise of certain strategic partners in bringing new products to market.

The Company continues to invest significant resources in engineering projects and will continue to focus additional resources as needed in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, in fiscal 1999 and going forward, the Company will focus additional efforts in the areas of imbedded software design, development of additional switches and other LAN-edge devices, WAN router products, and on system integration. The Company will also direct product development efforts to expand its Gigabit product line.

The Company believes its future success will depend upon its ability to enhance and expand its existing product offerings and to develop in a timely manner new products that achieve rapid market acceptance. Substantially all of the Company's products are designed to provide connectivity to Ethernet LANs. If the Company is unable for technological or other reasons to modify its products or develop new products to support Fast Ethernet or Switched Ethernet technology or if Ethernet's importance declines as a result of alternative technologies, the Company's business, financial condition and results of operations would be materially and adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhanced or new products in a timely manner, that those products will gain market acceptance, or that the Company will be able to respond effectively to technological changes or new industry standards.

Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. This includes Orient Semiconductor Electronics, Ltd.("OSE"), an assembler of semiconductor and printed circuit boards based in Taiwan, and several other subcontractors and manufacturers based in California, Taiwan and China. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to poor workmanship have not been material. See Note 5 of Notes to Financial Statements.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 1999, the Company purchased $8.4 million of goods from OSE. The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experiences financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company or otherwise fails to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing supply through alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source, and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs and certain ASICs used in the Company's 10/100 and 10T switching products. The Company does not have a long-term supply agreement with any of its suppliers. The Company believes that certain key components remain in short supply and from time to time receives only limited allocations of these products which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on OSE and subcontractors to procure many of the components used in the Company's products. These subcontractors procure and stock components and subassemblies based on the Company's purchase orders.

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

The Company believes the principal competitive factors in the departmental connectivity market are brand name recognition, value for price, breadth of product line, technical features, ease of product use, reliability, customer support and the ability to develop and introduce new or enhanced products rapidly. The Company believes that it has established itself as a supplier of high quality, reliable products and, as a result, currently competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future against current or future competitors, or that it will be able to adapt successfully to changes in the market for its products. The Company's inability to compete successfully in any respect or to respond timely to market demands or changes would have a material adverse effect on the Company's business, financial condition and results of operations.

In the Macintosh(TM) client access market, Apple develops and markets products that compete directly with certain of the Company's client access products. The Company also competes with a number of other companies in this market. Apple provides Ethernet connectivity in its computers which has adversely affected sales of the Company's client access products. The Company also relies on an informal working relationship with Apple in connection with the Company's product development efforts. Apple is likely to continue to introduce competitive products and has significantly greater financial, marketing and technical resources than the Company. Furthermore, no assurance can be given that Apple will not pursue a more aggressive strategy with respect to competitive products, increase the availability of Ethernet on the motherboard of its computers or in other ways attempt to make the sale of add-on products by third party developers and vendors such as the Company more difficult. If Apple takes any of such actions, the Company's business, financial condition and results of operations would be materially and adversely affected. See Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal 1999, a smaller portion of the Company's sales represented products sold to OEMs than in fiscal 1998. While the Company has pursued and will continue to pursue additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional large product volume arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs additional large OEM agreements in the near future, the Company expects that OEM sales will remain flat or decrease slightly as a percentage of total revenue in fiscal 2000.

A significant percentage of the Company's sales in fiscal 1998 and fiscal 1999 was derived from products designed for use with Macintosh(TM) Power PC(TM), and iMAC(TM) computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple's competition in the Company's adapter card market and incorporation of Ethernet into the motherboard of a large portion of its products, and Apple's decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

As of October 2, 1999, the Company had 86 employees, including 15 in engineering and product development, 21 in manufacturing operations, 29 in marketing, sales and support services, and 21 in corporate administration. The number of employees reflects a reduction in workforce as a result of the restructuring which began in the third quarter of fiscal 1998.

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

ITEM 2.       PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies this 14,700 square foot facility under a lease that expires on August 31, 2004, with an option to extend for an additional five years. During 1999 the Company closed the majority of its leased sales offices in connection with its restructuring activities. The Company currently has leased sales offices in Southern California, Utah, and Oregon. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. See Note 8 of Notes to Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until the year 2000.

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

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for an alleged use of a counterfeit certification mark. To contest the seizure, it is necessary for the Company to either file an administrative petition or to challenge the matter in court. The United States Attorney's Office is seeking the forfeiture of the merchandise, and the Company intends to file a claim to challenge the forfeiture. It is the Company's position that the use of this certification mark does not allow the United States Customs to seize or forfeit the inventory. The Company also expects the United States Customs to issue a penalty separate from the seizure under 19 U.S.C. section 1526(f). This statute allows issuance of a penalty in the amount of the retail value of the product had the product not been counterfeit. The Company intends to contest such action through administrative and/or judicial procedures.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of December 10, 1999, and certain information regarding each of them are as follows:


   Name                                  Age                    Position with the Company
-----------------                       -----             ---------------------------------------------------
Wilson Wong                               52              President and Chief Executive Officer
Rusty Callihan                            50              Vice President of Sales, SOHO Product Division
Anthony Contos                            36              Vice President of Finance and Administration
Jim Hsia                                  37              Vice President of Marketing, SOHO Product Division
John Jeng                                 43              Vice President of Operations
Don Miller                                51              General Manager, Applied Systems Division


Mr. Wilson Wong co-founded the Company in 1988 and has served as President and Chief Executive Officer since December 1998, when he assumed these positions following the resignation of Jeff Lin. From 1994 to August 1997, he served as Vice President and General Manager and Co-Chairman of the Board of Directors. From 1993 to 1994, he served as Vice President and General Manager for the Company's client access products. From 1988 to 1993, he served as the Company's President and Chief Executive Officer. Mr. Wong serves as a Director of the Board of Directors.

Mr. Rusty Callihan rejoined the Company in August 1999 and currently serves as Vice President of Sales for the Company's SOHO Products, previously held by Mr. Richard Strong. Mr. Callihan initially joined the Company in October 1990 and served in various sales positions until July 1996. Prior to rejoining the Company Mr. Callihan was the Vice President of Sales for UMAX Corporation from June 1997 to July 1998. He also held senior sales management positions with RasterOps Corporation and Apple Computer Inc.

Mr. Anthony Contos joined the Company in June 1994, and currently serves as Vice President of Finance and Administration. In August, Mr. Contos assumed the position of Vice President of Finance and Administration previously held by Mr. Gans who had assumed that position following the resignation of Mr. Rajiv Matthew. From October 1997 to August 1999 he served as the Company's Controller/Director of Finance. Prior to joining the Company Mr. Contos was a financial consultant for Electronic Arts, Inc. where he was responsible for the international consolidation activities. Prior to that he was the financial and operations analyst with Ross Stores.

Mr. John Jeng joined the Company in December 1998 and currently serves as Vice President of Operations. Mr. Jeng assumed the position of Vice President of Operations previously held by Mr. William Leung. From December 1992 to October 1998, he was Director of Operations for Diamond Multimedia (formerly known as Micronics, Inc), a manufacturer of motherboards, computer, and other multimedia related products. From February 1988 to December 1992, Mr. Jeng was Director of Manufacturing for Eveready Industry Corp., a subcontract manufacturer.

Mr. Jim Hsia joined the Company in September 1999 and currently serves as Vice President of Marketing for the Company. Mr. Hsia assumed the position of Vice President of Marketing previously held by Mr. Bill Fenley. From February 1996 to September 1999 Mr. Hsia was the Vice President of Marketing at ZNYX Corporation. Prior to that he held various marketing positions at National Semiconductor, Eagle Technology (a business unit of Artisoft), Accton Technology and 3Com Corporation.

Mr. Don Miller rejoined the Company in July 1999 and currently serves as General Manager of Advanced Systems for the Company. Mr. Miller was previously the

Director of Strategic Competitive Analysis at Nortel Networks. Prior to Nortel, Mr. Miller was chief analyst for Dataquest's Networking Service Worldwide.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

The following table sets forth the high and low sale prices for the Company's Common Stock. The Company's Common Stock traded on the NASDAQ National Market under the trading symbol ASNT until September 30, 1999, when the NASDAQ Listings Qualifications Panel removed the Company's stock from trading on the NASDAQ NMS System as a result of the Company's inability to maintain a net tangible asset value of at least $4 million as required by NASDAQ National Market Maintenance Standards to maintain its listing. Consequently, effective September 30, 1999, the Company's Common Stock traded on the OTC (Over-the-Counter) Bulletin Board under the trading symbol ASNT.OB. The Company has filed an appeal and is unable to determine the ultimate outcome of this matter.


Fiscal 1999                           High                      Low
----------------                   ---------                -----------
First quarter                      $2  1/2                  $1
Second quarter                     $1 31/32                 $  13/16
Third quarter                      $1                       $   9/16
Fourth quarter                     $2  1/4                  $   3/4

Fiscal 1998                           High                      Low
----------------                   ---------                -----------
First quarter                      $5  3/4                  $3  1/8
Second quarter                     $3  7/8                  $2 15/16
Third quarter                      $4                       $2
Fourth quarter                     $2  3/8                  $   3/16

As of November 15, 1999, there were 105 stockholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's anticipated or actual results of operations and market conditions in high technology industries generally may cause the market price of the Company's Common Stock to fluctuate significantly. The stock market has on occasion experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Company's Common Stock may not be indicative of current or future performance.

In early fiscal 1998, the Company issued 4,648 shares of its restricted common stock to Dr. David Lam as compensation for consulting services rendered by Dr. Lam's company during fiscal 1997 prior to his becoming a board member of the Company. Such shares were issued pursuant to a claimed exemption from registration under section 4(2) of the Securities Act of 1933, as amended, as a private placement to one individual who acquired such shares with investment intent. As of October 2, 1999, Dr. Lam was no longer a member of the Company's Board of Directors.

Under a stock repurchase plan approved September 16, 1998, the Company could repurchase up to 500,000 shares of its outstanding Common Stock over a period of up to one year. Pursuant to this program, the Company had repurchased 67,000 shares of its common stock for $117,200 as of October 2, 1999 and 15,500 shares of its common stock for $28,400 as of October 3, 1998.


ITEM 6.       SELECTED FINANCIAL DATA

(In thousands, except per share data)                                          Year ended
                                             ---------------------------------------------------------------------------------
                                                 1999            1998             1997            1996               1995
                                                 ----            ----             ----            ----               ----
Statement of Operations Data:
Net sales                                    $    37,488     $     51,433       $  83,279       $   66,990        $  60,884

Income (loss) from operations                $   (13,863)    $    (12,450)      $   2,331       $   (1,338)       $  (6,324)

Net income (loss)                            $   (14,161)    $    (14,435)      $   1,926       $     (457)       $  (3,705)

Diluted net income (loss) per share          $     (1.53)    $      (1.57)      $    0.21       $    (0.05)       $   (0.45)

Balance Sheet Data:
Working Capital                              $       751     $     13,645       $  26,727       $   25,101        $  24,548

Total assets                                 $    13,345     $     30,359       $  40,567       $   39,966        $  36,767

Stockholders' equity                         $     1,682     $     15,850       $  29,874       $   26,909        $  26,119


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended October 2, 1999, October 3, 1998, and September 27, 1997, respectively:


                                                                      1999            1998               1997
                                                                     ------          ------             ------

Net sales                                                             100.0 %          100.0 %           100.0 %
Cost of sales                                                          86.8             69.9              63.7
                                                                     --------         --------          --------
Gross profit                                                           13.2             30.1              36.3
                                                                     --------         --------          --------
Operating expenses:
   Sales and marketing                                                 33.6             32.2              20.2
   Research and development                                            10.4             14.3               9.2
   General and administrative                                           6.1              7.0               4.1
   Restructuring                                                          -              0.8                 -
                                                                     --------         --------          --------
     Total operating expenses                                          50.1             54.3              33.5
                                                                     --------         -------           --------
Income (loss) from operations                                         (37.0)           (24.2)              2.8
Interest and other income (expense), net                                (.8)             0.9               0.8
                                                                     --------         --------          --------
Income (loss) before income taxes                                     (37.8)           (23.3)              3.6
Provision (benefit) for income taxes                                      -              4.8               1.3
                                                                     --------         -------           --------
Net income (loss)                                                     (37.8)%          (28.1)%             2.3 %
                                                                     =========        ========          ========

The Company recorded a net loss for fiscal 1999 of $14.2 million, or $(1.53) per diluted share, compared to a net loss of $14.4 million, or $(1.57) per diluted share, in fiscal 1998.

Net Sales

Net sales decreased 27.1% to $37.5 million in fiscal 1999 from $51.4 million in fiscal 1998. Net sales were $83.3 million in fiscal 1997. The decrease in net sales from fiscal 1998 to fiscal 1999 was due to several factors including a decrease in OEM sales of $2.1 million, from $3.5 million to $1.3 million, a decline in connectivity product sales of approximately $6.7 million due to heavy competitive price pressures and the continued incorporation of Ethernet onto the motherboard of Apple's newer computers causing a continued decline in older adapter card sales, a reduction in sales for older 10 Mbps unmanaged shared hubs of $0.5 million due primarily to pricing decreases, the reduction of approximately $2.0 million of sales into the distributor channel, and a decrease of approximately $5.5 million due to declining sales of the Company's older managed system products. These decreases were partially offset by increases in sales of the Company's 10/100 unmanaged hubs and switches of approximately $2.0 million and an increase in print router sales of $1.2 million.

The decrease in net sales from fiscal 1997 to fiscal 1998 was due primarily to a significant decrease in OEM sales and to decreases in sales of the Company's 10T (10 Mbps) adapter products, 10T shared hubs as well as less significant decreases in several of the Company's other product lines due to a general softness in the networking and computer industries in the second and third quarters of fiscal 1998, delays in sales to educational customers due to the delay in implementation of the government's new "E-Rate", K-12 educational networking equipment subsidy program, and significant competitive pressures. The decreases were partially offset by increased shipments of the Company's switch products during the year.

In addition to general industry conditions and delays in government subsidized educational programs, sales of the Company's networking products by product groups were adversely affected by the following factors. The Company experienced continued decline in sales of its 10T adapter cards to $11.1 million in fiscal 1999 from $13.1 million in fiscal 1998, due in part to Apple Computer's continued incorporation of Ethernet connectivity into the motherboard of certain of its Macintosh(TM) and PowerBook(TM) computers and the transition of many customers to 10/100 adapter products. Sales of the Company's 10T shared products also decreased by approximately $5.6 million, to $5.8 million in fiscal 1999 from $11.4 million in fiscal 1998, due primarily to the adoption of 10/100 technology across all markets. Sales of the Company's 10/100 and 100 Mbps ("Fast Ethernet") shared systems products increased by $1.5 million from $2.1 million in fiscal 1998 to $3.6 million in fiscal 1999, due primarily to the late introduction of the Company's new NetStacker II product line and increasing adoption of switching technology. Sales of the Company's switch products decreased $1.9 million during fiscal 1999 to $10.3 million from $12.2 million in fiscal 1998. Such sales relate primarily to the Company's 10/100 managed stackable and unmanaged switches.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 24%, 22%, and 18% of net sales in fiscal 1999, 1998, and 1997, respectively. Although the proportion of international sales increased in fiscal 1999, the Company experienced reduced sales in all three areas, primarily in Canada where sales declined approximately 40% since fiscal 1998 due to factors similar to those encountered domestically. Sales in Asia Pacific declined 54% in fiscal 1999 compared to the prior year due primarily to the continuation of the weak Asian economy and softness in demand in Apple Macintosh(TM) related products that began in fiscal 1998. As a result of continuing declines, the Company closed is sales offices in Taiwan and the United Kingdom during fiscal 1999. In fiscal 1998 the Company experienced reductions in sales in Asia Pacific, primarily in Japan, due to the weakening of foreign currencies against the dollar worldwide, the weak Asian economy, and in part to the softness in demand for Apple Macintosh(TM) related products in Asia. The Company will continue to focus its efforts on increasing sales internationally over the next several quarters but cannot be sure that its efforts will be successful.

The Company believes heavy competitive pressures that began in fiscal 1998 and extended through 1999 will continue during fiscal 2000. Although the Company experienced significant unit increases in several of its product lines such as its 10/100 PCI adapter card products, pricing declines offset the increases in unit sales. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline and that sales of older managed products and adapter cards as a percent of total sales will continue to decline in fiscal 2000, but sales of new products should offset decreasing sales of the Company's existing products. The Company will continue in its efforts to develop new products and decrease its manufacturing costs faster than related declines in selling prices. If the Company is unable to offset anticipated price declines in its products by reducing its manufacturing costs and by introducing new products that gain market acceptance, its business, financial condition and results of operations will be materially and adversely affected.

Gross Profit

The Company's gross profit as a percentage of net sales decreased to 13.2% in fiscal 1999 from 30.1% in fiscal 1998, and from 36.3% in fiscal 1997. The decrease during fiscal 1999 was due primarily to the decreased sales levels and inventory write-offs of the Company's older legacy adapter cards, managed system products and component level inventories. The decrease in gross profit as a percentage of net sales in fiscal 1998 compared to fiscal 1997 was attributable primarily to the Company's decreased sales levels and increased competitive pricing pressures experienced during fiscal 1998, combined with the Company's discontinuing a number of its products resulting in write-downs of the related inventory. During the latter half of fiscal 1999 sales prices continued to be affected by heavy competitive pricing pressures. In response to this, the Company has brought to market and plans to continue to bring to market lower cost replacement products and has moved its manufacturing offshore. Although the Company believes it is in a competitive position at present, the Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

Sales and Marketing

Sales and marketing expenses were at $12.6 million in fiscal 1999 compared to $16.6 million in fiscal 1998, or a decrease of 24.0%. The fiscal 1998 expenses were consistent with fiscal 1997 with a decrease of $0.2 from $16.8 in fiscal 1997. As a percentage of net sales, sales and marketing expenses were 33.6%, 32.2%, and 20.2% in fiscal 1999, 1998, and 1997, respectively. The decrease in sales and marketing expenses since fiscal 1998 was due primarily to decreases in personnel and related costs, tradeshow participation, outside service related costs, which were partially offset by increases in outside representative, advertising and product collateral related costs and a write-off of $0.7 million in prepaid advertising credits. The decrease in sales and marketing expenses from fiscal 1997 to fiscal 1998 was primarily due to the Company's reduction in the size of its marketing department and its direct sales force in the third quarter of fiscal 1998. This decrease in the direct sales force, which was offset partially by the addition of a number of Manufacturers Representatives, was related to the restructuring of the Company and its distribution channels.

The Company expects that its sales and marketing expenses will decrease further in fiscal 2000 in absolute dollars.

Research and Development

Research and development expenses decreased by 47.1% to $3.9 million in fiscal 1999 from $7.3 million in fiscal 1998. Research and development expenses were $7.7 million in fiscal 1997. As a percentage of net sales, research and development expenses were 10.4%, 14.3%, and 9.2%, in fiscal 1999, 1998, and 1997, respectively. The decrease in such expenses from fiscal 1998 to fiscal 1999 was due to decreases in prototype materials, personnel, and outside consulting services primarily related to the Company's strategic direction to leverage the engineering expertise of certain of its key suppliers. The reduced spending in these areas resulted from decreased product development activities for the Company's proprietary 10/100 switch ASIC and reduced recruitment related expenses, which were partially offset by the Company's write-off of certain idle fixed assets related to its research and development activities. The $0.4 million decrease in expenses from fiscal 1997 to fiscal 1998 resulted from reduced payroll, consulting and outside service related expenditures.

The Company expects that spending on research and development in fiscal 2000 will remain flat or decrease slightly in comparison to fiscal 1999.

General and Administrative

General and administrative expenses decreased to $2.3 million in fiscal 1999 from $3.6 million in fiscal 1998. General and administrative expenses were $3.5 million in fiscal 1997. As a percentage of net sales, general and administrative expenses were 6.1%, 7.0%, and 4.1% in fiscal years 1999, 1998, and 1997, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 1999 is primarily related to reduced consulting, legal, outside service related expenditures, and personnel related costs. General and administrative costs for fiscal 1998 increased in relation to fiscal 1997 primarily due to a $575,000 write-down of property and equipment and idle facility costs.

The Company expects that general and administrative expenses will remain flat or increase marginally in fiscal 2000 in absolute dollars.

Restructuring

During the third quarter of fiscal 1998, the Company restructured its operations to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. Although the Company has realized the benefit of a reduced cost structure and other benefits from the restructuring of operations, these benefits have been offset somewhat by reduced product sales and margins.

The Company also recorded during the third quarter of fiscal 1998 a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs included employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force in fiscal 1998 consisted of approximately 40 employees, primarily from the sales and marketing departments. As of October 2, 1999, the Company had utilized all of the restructuring reserve recorded in fiscal 1998.

The Company's action plan included the release of proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of its cost structure, designed to better position the Company going forward and which the Company believes will leverage its strengths.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 1999 due principally to a valuation allowance on deferred tax assets established. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding its recoverability. The Company's effective tax rate was (20.6%) for fiscal 1998 and 36.0% for fiscal 1997.

Factors Affecting Future Operating Results

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to respond effectively and timely to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

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

The Company's current manufacturing and sales structure is particularly subject to various risks associated with international operations including currency exchange rate fluctuations, changes in costs of labor and material, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, fluctuations in monetary exchange rates and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations.

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of this new technology, as well as timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

The Company commits to expense levels, including manufacturing costs and advertising and promotional programs, based in part on expectations of future net sales levels. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company may not be able to reduce or reallocate such expense levels on a timely basis, which could adversely affect the Company's operating results. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the

OEM market could materially adversely affect the Company's business, financial condition and results of operations.

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

Successfully addressing the factors discussed above is subject to various risks discussed in this report, as well as other factors that generally affect the market for stocks of high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

Liquidity and Capital Resources

During fiscal 1999 and 1998, the Company's operating activities utilized $3.9 million and $4.0 million, respectively, of cash and cash equivalents as compared to net cash provided of $1.7 million in fiscal 1997. During fiscal 1999, the net cash utilized by operating activities resulted primarily from the net loss of $14.2 million and decreases in accounts payable and payable to stockholder of $2.7 million and $1.1 million, respectively. Such uses were partially offset by reductions of inventory, accounts receivable and prepaid expenses and other current assets of $5.0 million, $3.9 million, and $2.8 million, respectively. Depreciation and amortization and losses related to the write-off of idle assets aggregated $1.3 million. Days of sales outstanding in accounts receivable, net increased to 45 at the end of fiscal 1999 compared to 36 at the end of fiscal 1998, which had the effect of decreasing cash from operations.

Net cash provided by or used in investing activities and financial activities in fiscal 1999 was insignificant. In fiscal 1998 the Company used $0.5 million in investing activities, primarily due to purchases of property and equipment. During fiscal 1998 and 1997, the Company's purchases of property and equipment totaled $0.7 million and $2.3 million, respectively. The Company anticipates that capital equipment purchases in fiscal 2000 will not be material. In fiscal 1998 the Company generated cash from financing activities of approximately $0.4 million from the exercise of employee stock options and the Company's employee stock purchase plan. On September 23, 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 of the Company's outstanding common stock may be repurchased in the open market from time to time. As a result of such repurchase program the Company repurchased 51,500 shares for $89,000 in fiscal 1999 and 15,500 shares for $28,000 in fiscal 1998.

At October 2, 1999, the Company had cash, cash equivalents and short-term investments of $4.8 million as compared to $8.9 million at October 3, 1998. Working capital was $0.8 million at October 2, 1999, compared to $13.6 million at October 3, 1998. In October 1999, subsequent to the end of fiscal 1999, the Company obtained a bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory and bears interest at the bank's prime rate plus 2.0% to 2.75% dependent upon the Company's performance by the end of the first quarter of fiscal 2000. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. The line of credit expires on October 26, 2000.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2000. However, the Company has incurred substantial operating losses over the last two years and may seek additional financing. If additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

On September 30, 1999, the Company's stock ceased being traded on the NASDAQ National Market System and was moved to the OTC (Over The Counter) Bulletin Board. The NASD Appeal Committee will review the Company's position in April 2000. At present Company cannot determine the effect this will have on the Company's ability to raise additional funding or investment, though at the present time, the Company believes the effect will be minimal.

Year 2000 Issue

Computer programs and systems that make use of dates represented by only two digits (99 rather than 1999) may not operate properly starting in the year 2000. Two-digit fields can cause problems with sorting, mathematical calculations and comparisons when working with years outside the range of 1900 through 1999. The problem also potentially extends to any systems or devices that include embedded technology, such as microchips.

The Company has established a formal program with project team to address this issue and achieve Year 2000 (Y2K) readiness. The program focuses on four key readiness areas: 1) Product readiness - addressing product functionality; 2) Supplier readiness - addressing the preparedness of the Company's key suppliers;
3) Internal  infrastructure  readiness -  addressing  mission-critical  internal information technology (IT) and non-IT systems; and 4) Customer readiness - addressing customer preparedness and the Company's customer support. For each readiness area, the Company has systematically performed an enterprise-wide risk assessment and developed contingency plans to mitigate risks. The Company has also communicated with its customers, suppliers, employees to reinforce awareness and inform them of its progress toward Year 2000 readiness and to gather information as to the Year 2000 product readiness of its customers, and suppliers. The Company has done this through a variety of media, including updates to the Y2K area of the Company's web site.

The Company's Y2K program is comprised of 3 phases; Awareness and Assessment, Renovation, and Product Readiness. The Awareness and Assessment phases of the project has been completed, and the Renovation phase commenced in May 1998 and was completed in November 1999. Regarding Product Readiness, the Company has made a thorough evaluation of its products and believes its products do not cause Year 2000 issues to arise and, therefore, feels that its Year 2000 product readiness phase is complete. The Company has communicated to its customers the current status of its products. Regarding Customer Readiness, the Company commenced making Year 2000 compliant updates to its customers' systems through a standard Service Update Plan process which was completed in December 1999. A Monitoring phase of the program is in place and provides for the contingency of customers experiencing issues with the validation and implementation phases of the Supplier Readiness component. The Supplier Readiness component of the program is focused on minimizing risk associated with the Company's suppliers in two areas: first, the supplier's capability to provide Y2K compliant products, and second, the supplier's business capability to continue to provide the required products and services. The Company has corresponded with its suppliers to receive assurance as to the Y2K readiness of each key supplier. A supplier action list and contingency plans have substantially been developed based upon this assessment. Supplier issues that potentially affect the Company's products that are mission critical were resolved by December 1999.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Most applications and processes have already been made Y2K compliant, while remaining applications have been prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All mission critical implementations were completed by November 1999. The Company estimates that the total Year 2000 costs will not be significant. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate through the end of the fiscal year. Although the Company is fairly certain it will achieve its goals of minimizing costs, there can be no assurance that actual costs will not differ materially from the current estimate due to potentially unforeseen circumstances. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt SFAS No. 133 in fiscal year 2001. Although the Company can not determine the impact, if any, that the adoption of SFAS No. 133 will have on its consolidated financial statements, the Company believes that the effect on its financial statements will be immaterial.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of October 2, 1999, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:


           Report of Independent Accountants                                                                               31

           Balance Sheets at October 2, 1999 and October 3, 1998                                                           32

           Statements of Operations for the years ended October 2, 1999,
                  October 3, 1998, and September 27, 1997                                                                  33

           Statements of Stockholders' Equity for the years ended
                  October 2, 1999, October 3, 1998, and September 27, 1997                                                 34

           Statements of Cash Flows for the years ended October 2, 1999, October 3, 1998,
                  and September 27, 1997                                                                                   35

           Notes to Financial Statements                                                                                   36

           Quarterly Results of Operations (unaudited)                                                                     47

Financial Statement Schedule:

           Report of Independent Accountants on Financial Statement Schedule                                               54

           Schedule II - Valuation and Qualifying Accounts and Reserves                                                    55

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Asante Technologies, Inc. at October 2, 1999 and October 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Jose, California
November 4, 1999

                            ASANTE TECHNOLOGIES, INC.

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                            October 2,          October 3,
                                                                                               1999                1998
                                                                                           ------------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $   4,808          $   8,852
   Accounts receivable, net of allowance for doubtful accounts, rebates and sales returns of $5,771 and $4,144 in 1999
      and 1998, respectively                                                                    4,414               8,328
Inventory                                                                                       2,663               7,673
Prepaid expenses and other current assets                                                         529               3,301
                                                                                            ---------          ----------
      Total current assets                                                                     12,414              28,154
                                                                                            ---------          ----------

  Property and equipment, net                                                                     713               2,004
  Other assets                                                                                    218                 201
                                                                                            ---------          ----------
      Total assets                                                                          $  13,345          $   30,359
                                                                                            =========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $   5,027          $    7,714
   Accrued expenses                                                                             5,705               4,799
   Payable to stockholder                                                                         931               1,996
                                                                                            ---------          ----------
     Total current liabilities                                                                 11,663              14,509
                                                                                           ---------          ----------

Commitments and contingencies (See Notes 8 and 9)

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     no shares issued or outstanding                                                                -                   -
   Common stock, $0.001 par value; 25,000,000 shares authorized;
     9,301,272 and 9,270,393 shares issued and outstanding in 1999
     and 1998, respectively                                                                         9                   9
Additional paid-in capital                                                                     26,873              26,791
Treasury stock                                                                                   (117)                (28)
Accumulated deficit                                                                           (25,083)            (10,922)
                                                                                            ----------         -----------
     Total stockholders' equity                                                                 1,682              15,850
                                                                                            ----------         -----------
     Total liabilities and stockholders' equity                                             $  13,345          $   30,359
                                                                                            ==========         ===========


The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                             Year Ended
                                                                           -----------------------------------------------
                                                                            October 2,       October 3,      September 28,
                                                                               1999             1998              1997
                                                                           -----------       -----------      -----------

Net sales                                                                  $    37,488       $    51,433      $    83,279
Cost of sales                                                                   32,557            35,959           53,040
                                                                           -----------       -----------      -----------
Gross margin                                                                     4,931            15,474           30,239
                                                                           -----------       -----------      -----------
Operating expenses:
   Sales and marketing                                                          12,609            16.587           16,777
   Research and development                                                      3,883             7,346            7,680
   General and administrative                                                    2,302             3,591            3,451
   Restructuring                                                                     -               400                -
                                                                           -----------       -----------      -----------
     Total operating expenses                                                   18,794            27,924           27,908
                                                                           -----------       -----------      -----------
Income (loss) from operations                                                  (13,863)          (12,450)           2,331
Interest and other income (expense), net                                          (298)              477              678
                                                                           -----------       -----------      -----------
Income (loss) before income taxes                                              (14,161)          (11,973)           3,009
Provision for income taxes                                                           -             2,462            1,083
                                                                           -----------       -----------      -----------
Net income (loss)                                                          $   (14,161)      $   (14,435)     $     1,926
                                                                           ===========       ===========      ===========

Basic net income (loss) per share                                          $     (1.53)      $    (1.57)      $      0.21
                                                                           ===========       ==========       ===========
Diluted net income (loss) per share                                        $     (1.53)      $    (1.57)      $      0.21
                                                                           ===========        =========       ===========

Weighted average common shares and equivalents outstanding:
   Basic                                                                         9,282            9,206            8,992
                                                                           ===========       ===========      ===========
   Diluted                                                                       9,282            9,206            9,202
                                                                           ===========       ===========      ===========


The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                                                                Retained
                                                   Common Stock       Additional                 Earnings/
                                             ---------------------     Paid-in     Treasury    (Accumulated
                                              Shares        Amount     Capital       Stock        Deficit)        Total
                                            ------------   --------  ------------  ---------  ---------------  -----------

  Balances as of
    September 28, 1996                       8,859,990     $     9   $    25,313   $    -       $    1,587     $   26,909
  Common stock issued under
    stock plans                                256,693                       996                                      996
  Compensation expense upon
    issuance of common stock                     4,648                        20                                       20
  Tax benefit from employee
    stock transactions                                                        23                                       23
  Net income                                                                                         1,926          1,926
                                            ------------   --------  ------------  ---------  ---------------  -----------
  Balances as of
    September 27, 1997                       9,121,601           9        26,352        -            3,513         29,874
  Common stock issued under
    stock plans                                164,292                       430                                      430
  Tax benefit from employee
    stock transactions                                                         9                                        9
  Repurchase of common stock                   (15,500)                               (28)                            (28)
  Net loss                                                                                         (14,435)       (14,435)
                                            ------------   --------  ------------  ---------  ---------------  -----------
  Balances as of
    October 3, 1998                          9,270,393           9        26,791      (28)         (10,922)        15,850
  Common stock issued under
    stock plans                                 82,379                        82                                       82
  Repurchase of common stock                   (51,500)                               (89)                            (89)
  Net loss                                                                                         (14,161)       (14,161)
                                            ------------   --------  ------------  ---------  ---------------  -----------
  Balances as of
    October 2, 1999                          9,301,272     $     9   $    26,873   $ (117)      $  (25,083)    $    1,682
                                            ============   ========  ============  =========  ===============  ============

The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Year Ended
                                                                            ----------------------------------------------
                                                                             October 2,       October 3,      September 28,
                                                                                1999             1998             1997
                                                                            ----------        ----------       ----------
Cash flows from operating activities:
   Net income (loss)                                                        $  (14,161)       $  (14,435)      $    1,926
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                               986             1,417            1,062
       Provision for doubtful accounts receivable                                  341               528              117
       Provision for losses on inventory                                         6,670             1,665            1,000
       Loss due to write-off of idle assets                                        425                 -                -
       Compensation expense upon issuance
         of common stock                                                             -                 -               20
       Deferred income taxes                                                         -             3,606             (634)
   Changes in operating assets and liabilities:
       Accounts receivable                                                       3,573              (543)           1,608
       Inventory                                                                (1,660)            2,742           (3,229)
       Prepaid expenses and other current assets                                 2,755            (2,811)           2,463
       Accounts payable                                                         (2,687)            2,756           (2,242)
       Accrued expenses and other                                                  906               (59)             435
       Payable to stockholder                                                   (1,065)            1,119             (805)
                                                                            ----------        ----------       ----------
         Net cash provided by (used in) operating activities                    (3,917)           (4,015)           1,721
                                                                            ----------        ----------       ----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (120)             (653)          (2,305)
   Other                                                                             -               178             (142)
                                                                            ----------        ----------       ----------
         Net cash used in investing activities                                    (120)             (475)          (2,447)
                                                                            ----------        ----------       ----------

Cash flows from financing activities:
   Issuance of common stock                                                        82                439              996
   Repurchase of common stock                                                      (89)              (28)               -
   Other                                                                             -                 -              (32)
                                                                            -----------       ----------      -----------
         Net cash provided by (used in) financing activities                        (7)              411              964
                                                                            ----------        ----------       ----------

Net increase (decrease) in cash and cash equivalents                            (4,044)           (4,079)             238
Cash and cash equivalent at beginning of year                                    8,852            12,931           12,693
                                                                            ----------        ----------       ----------
Cash and cash equivalent at end of year                                     $    4,808        $    8,852       $   12,931
                                                                            ==========        ==========       ==========


Supplemental disclosures of cash flow information:
   Interest paid during the year                                            $        -        $        -       $        7
                                                                            ==========        ==========       ==========
   Income tax paid (refunded) during the year                               $     (960)       $      147       $     (143)
                                                                            ==========        ==========       ==========

The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.       The Company and Summary of Significant Accounting Policies

Asante Technologies, Inc. (the "Company" or "Asante") designs, manufactures and markets a broad family of 10BASE-T and 100BASE-T ("Fast Ethernet") client access and network system products. Asante's client access products (which include adapter cards and media access adapters) connect PCs, Macintoshes(TM), and peripheral devices (such as printers) to Ethernet networks. The Company's network system products, which include intelligent and non-intelligent switches, hubs, bridge modules, and network management software for Macintoshes(TM) and PCs, interconnect users within and between departmental networks.

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

Revenue recognition
Revenue from product sales to customers is recognized upon shipment, and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides a reserve for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

Cash, cash equivalents and short-term investments
Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition. The Company considers all investments with initial maturity periods of greater than 90 days to be short-term investments. The Company accounts for short-term investments in accordance with the provisions of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt or Equity Securities". At October 2, 1999 and October 3, 1998, the Company did not hold any short-term investments.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations. At October

2, 1999 and October 3, 1998, four customers accounted for 63%, and 49%, respectively, of the accounts receivable balance. In fiscal 1999 and 1998, one customer accounted for 44% and 33%, respectively, of the Company's sales. In fiscal year 1997, sales to the Company's two largest distributors accounted for 44% of the Company's sales.

Sales as a percentage of net sales by geographic region were as follows:


                                                              1999              1998             1997
                                                              ----              ----             ----

         United States                                          76 %              78 %             82 %
         Europe                                                 18                14               10
         Other                                                   6                 8                8
                                                              ----              ----             ----

                                                               100 %             100 %            100 %
                                                               ===               ===              ===

Substantially all of the Company's assets are located in the United States.

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

Loss due to write-off of idle assets
In fiscal 1999 the Company identified certain assets used for research and development activities that were no longer being used and the Company had no plans to use the assets in the foreseeable future. Accordingly, the assets were removed from service and are currently held for resale. The Company recognized a loss due to write-off of these idle assets of $425,000, which was charged to research and development expense, being the previous classification of depreciation expense arising from these assets. The loss reflects the difference between the carrying value and the expected net proceeds from sale. The Company estimated the net proceeds based on the market value of similar used equipment, less the cost of disposal. In the event that a buyer can not be found the equipment will be scrapped. The Company does not expect the net proceeds from sale or the scrap value of the assets to be significant.

Long-lived assets
The Company periodically evaluates the recoverability of its long-lived assets based upon undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

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

Stock-based compensation
The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income (loss) and net income (loss) per share is disclosed as required by Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

Fair value of financial instruments
The carrying amounts for certain of the Company's financial instruments, cash equivalents, trade accounts receivable, receivable from related party, accounts payable and capital lease obligations approximate fair value due to the relatively short maturity of these instruments.

Comprehensive income
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components as is effective for period beginning after December 15, 1997. The Company had no items of other comprehensive income during any of the periods presented.

Reclassifications
Certain previously reported amounts in the fiscal 1998 and 1997 statements of operations have been reclassified to conform to the 1999 presentation.

Segment information
In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. In accordance with provisions of SFAS No. 131, the Company determined that it does not have separately reportable operating segments.

Recently issued accounting pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt SFAS No. 133 in fiscal year 2000. Although the Company can not determine the impact, if any, that the adoption of SFAS No. 133 will have on its consolidated financial statements, the Company believes that the effect on its financial statements will be immaterial.

Note 2.       Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share" (SFAS No. 128). Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):


                                                                            1999                 1998                1997
                                                                         -----------          -----------          --------

Net income (loss) available to common shareholders                       $   (14,161)         $   (14,435)            1,926
                                                                         ============         ============          ========

Weighted average common stock outstanding (basic)                              9,282                9,206             8,992
Effect of dilutive warrants and options                                            -                    -               210
                                                                         -----------          -----------          --------
Weighted average common stock outstanding (diluted)                            9,282                9,206             9,202
                                                                         ===========          ===========          ========

Net income (loss) per share:
     Basic                                                               $     (1.53)         $     (1.57)        $    0.21
                                                                         ===========          ===========          ========
     Diluted                                                             $     (1.53)         $     (1.57)        $    0.21
                                                                         ===========          ===========          ========


Diluted net income (loss) per share for the years ended October 2, 1999 and October 3, 1998 excludes all dilutive potential common shares as their effect is antidilutive. At October 2, 1999, October 3, 1998, and September 27, 1997, options and warrants outstanding of 1,762,512, 1,584,539, and 1,127,606, respectively, were excluded since their effect was antidilutive.

Note 3.       Balance Sheet Components


                                                                            1999                 1998
                                                                          ----------          -----------
                                                                                  (in thousands)
Inventory:
     Raw materials and component parts                                    $     177            $   2,727
     Work-in-process                                                            173                  604
     Finished goods                                                           2,313                4,342
                                                                          ---------            ---------

                                                                          $   2,663            $   7,673
                                                                          =========            =========
Property and equipment:
     Computers and R&D equipment                                          $   6,246            $   7,632
     Furniture and Fixtures                                                   1,480                1,562
                                                                          ---------            ---------
                                                                              7,726                9,194
     Accumulated depreciation                                                (7,013)              (7,190)
                                                                          ---------               ------

                                                                          $     713            $   2,004
                                                                          =========            =========
Accrued expenses:
     Payroll-related expenses                                             $   1,227            $   1,186
     Sales promotion expenses                                                 2,059                1,119
     Warranty                                                                   572                  572
     Other                                                                    1,847                1,922
                                                                          ---------            ---------

                                                                          $   5,705            $   4,799
                                                                          ==========            =========

Note 4.       Restructuring and Other Costs

During the third quarter of fiscal 1998, the Company restructured its operations to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. The Company's restructuring plan included the realignment of cost structure designed to better position the Company going forward.

The Company also recorded during the third quarter of fiscal 1998 a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs include employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force consisted of a reduction of approximately 40 employees, primarily from the sales and marketing departments. As of October 2, 1999, the Company had utilized all of the restructuring reserves recorded in fiscal 1998.

In addition, the Company recorded in fiscal 1998 charges of $550,000 for inventory write-downs related to the discontinuation of several of the Company's adapter card and transceiver products and $575,000 for write-downs related to property and equipment and idle facilities costs. These charges were recorded in cost of sales and general and administrative expenses, respectively.

Note 5.       Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 13.6% of the Company's Common

Stock as of October 2, 1999. Under the OSE Agreement, the Company purchases from and sells to OSE certain component parts, at cost. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At October 2, 1999, the Company had firm purchase commitments under the OSE Agreement of approximately $1.2 million.

For fiscal 1999, 1998, and 1997 the Company sold, at cost, approximately $0.8 million, $2.5 million, and $3.3 million, respectively, of component parts to OSE and purchased $8.4 million, $8.2 million, and $16.8 million, respectively, of goods from OSE. Amounts classified as "payable to stockholder" in the accompanying balance sheets are solely related to the purchases of inventory from OSE.


Note 6.       Income Taxes

The provision for income taxes comprises the following (in thousands):

                                                                              1999               1998                1997
                                                                           ---------           ---------           --------
Current:
     Federal                                                               $       -           $   1,008           $  1,389
     State                                                                         -                (136)               328
                                                                           ---------           ---------           --------

         Total current                                                             -              (1,144)             1,717
                                                                           ---------           ---------           --------
Deferred:
     Federal                                                                       -               2,689               (574)
     State                                                                         -                 917                (60)
                                                                           ---------           ---------           --------

         Total Deferred                                                            -               3,606               (634)
                                                                           ---------           ---------           --------


                                                                           $       -           $   2,462           $  1,083
                                                                           =========           =========           ========


Deferred tax assets, net, comprise the following at October 2, 1999 and October 3, 1998 (in thousands):


                                                                              1999               1998
                                                                           ---------           ---------
Deferred tax assets :
     Net operating losses                                                  $   5,554           $   2,643
     Research and development credits                                          2,131               2,106
     Receivable- and sales-related reserves                                    2,277               1,698
     Inventory-related reserves                                                2,180                 431
     Compensation accruals                                                       206                 432
     Depreciation                                                                109                 408
     Other                                                                     1,478                 967
                                                                           ---------           ---------
         Total deferred tax assets                                            13,935               8,685
         Valuation allowance                                                 (13,935)             (8,685)
                                                                           ----------          ---------
                                                                           $       -           $       -
                                                                           ==========          =========

The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance is required as of October 2, 1999.

At October 2, 1999, the Company had federal and state net operating loss carryforwards of approximately $14.8 million and approximately $9.7 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003, respectively. In addition, as of October 2, 1999, the Company had approximately $1.3 million and approximately $0.8 million of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes for the recorded provisions follows (in thousands):


                                                                           1999                 1998                1997
                                                                         ----------            ----------          --------

Tax expense/(benefit) at U.S. statutory rate                             $   (4,815)           $   (4,071)        $   1,023
State taxes, net of federal benefits                                           (776)                 (537)              176
Research and development credits                                                (25)               (1,551)             (264)
Other                                                                           366                   (64)              148
Valuation allowance                                                           5,250                 8,685                 -
                                                                         ----------            -----------        ----------
                                                                         $        -            $   2,462          $   1,083
                                                                         ==========            ===========        ==========

Note 7.   Stockholders' Equity

Preferred Stock
There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors. No shares of Preferred Stock have been outstanding since the Company's public offering in December 1993.

Stock Repurchase Program
In September 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 shares of the Company's common stock may be purchased in the open market from time to time. As of October 2, 1999 and October 3, 1998, 67,000 shares and 15,500 shares, respectively, have been repurchased for $117,000 and $28,000, respectively.

Stock Based Compensation Plans
As of October 2, 1999, the Company had four stock-based compensation plans that are described below.

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

Individuals owning more than 10% of the Company's stock are not eligible to participate in the above three Plans unless the exercise price of the option is at least 110% of the fair market value of the common stock at the date of grant. Incentive stock options issued to holders of less than 10% of the Company's stock shall be issued at no less than fair market value per share on the date of grant and with expirations not to exceed ten years from the grant date. Under the terms of the Plans, options issued are granted at prices of 100% of the fair market value of the common stock at the date of grant with expirations of ten years from the date of grant. Initial options granted generally become vested over a period of four years from the date of hire, commencing on the date one year after the date of grant of the initial option. Unexercised options will terminate three months after such Optionee's termination of all service with the Company and its affiliates.

On November 16, 1998, the Board of Directors approved a repricing of its then outstanding options issued pursuant to the 1990 Stock Option Plan and the Key Executive Option Plan. The repricing includes a new 4-year vesting schedule commencing on November 23, 1998 for those who elect to reprice. Such options were repriced to the closing price on November 20, 1998.

Activity under the 1990 Stock Option Plan, Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:


                                               1999                           1998                          1997
                                     ------------------------    ------------------------     --------------------------
                                                    Weighted                     Weighted                       Weighted
                                      Number         Average         Number       Average        Number          Average
                                        of          Price per          of        Price per         of           Price per
                                      Shares          Share          Shares        Share         Shares           Share
                                     -----------  ------------    ------------  ------------  -------------   -----------
Beginning Balance                     1,584,539       $4.93         1,919,607      $5.72         1,955,786        $5.58
Granted                               1,663,005       $1.45           743,010      $3.03           606,296        $5.81
Exercised                                     -           -           (27,978)     $4.61          (138,776)       $3.81
Canceled                             (1,485,032)      $4.48        (1,050,100)     $5.08          (503,699)       $5.80
                                     -----------                    ---------                   -----------
Ending Balance                        1,762,512       $2.03         1,584,539      $4.93         1,919,607        $5.72
                                     ===========                    =========                    =========

The following table summarizes information about stock options outstanding at October 2, 1999:


                                                               Options Outstanding                  Options Exercisable
                                                -------------------------------------------    -------------------------
                                                                    Weighted
                                                                    Average        Weighted                    Weighted
                                                                    Remaining      Average                     Average
           Range of                                 Number         Contractual     Exercise         Number     Exercise
        Exercise Prices                          Outstanding      Life in Years     Price        Exercisable    Price
      ------------------                        --------------    -------------- ----------      ------------ ----------
      $0.1650 - $0.8750                             221,400            9.57       $0.8718            2,041      $0.5271
      $0.9375 - $0.9375                             209,320            9.81       $0.9375              206      $0.9375
      $1.0320 - $1.0320                             600,000            9.83       $1.0320           75,000      $1.0320
      $1.8750 - $2.3443                             179,716            8.94       $1.9052           57,086      $1.9086
      $2.3750 - $2.5000                             265,358            8.37       $2.4748           95,156      $2.4920
      $3.8750 - $8.0000                             286,718            5.77       $5.4714          260,286      $5.4595

      $0.1650 - $8.0000                           1,762,512            8.82       $2.0291          489,775      $3.7686


Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 1999, 1998, and 1997, risk free interest rates ranging from 4.6% to 6.79% respective of grant date; expected average volatility of 57%, 67%, and 60%, respectively; an expected option life of 4 years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 1999, 1998, and 1997 was $0.73, $1.68, and $3.02, respectively.

In 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. During Fiscal 1999 the Stockholders approved an amendment increasing the number of shares available for issuance under the Purchase Plan by 100,000 shares. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in the Purchase Plan can have up to 10% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period.

Sales under the Purchase Plan in fiscal 1999, 1998, and 1997 were 82,380, 136,314, and 118,187 shares of common stock, respectively, at an average price of $1.00, $2.27, and $3.85, respectively. On October 2, 1999, 143,600 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS No. 123, which was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 1999, 1998, and 1997: risk free interest rates ranging from 4.55% to 6.40%, respective of commencement date of the offering period, expected volatility of 57%, 60%, and 60%, respectively, an expected option life of 6 months for both years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 1999, 1998, and 1997 was $1.00, $2.27, and $3.85, respectively.

If compensation expense under these plans had been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 1999, 1998, and 1997 would have been as follows (in thousands, except per share amounts):

                                                                            1999                 1998                1997
                                                                         -----------          -----------          --------
Net income (loss):
     As reported                                                         $   (14,161)         $   (14,435)         $  1,926
     Pro forma                                                           $   (14,614)         $   (15,433)         $    891

Net income (loss) per share
     As reported
         Basic                                                           $     (1.53)         $     (1.57)         $   0.21
         Diluted                                                         $     (1.53)         $     (1.57)         $   0.21
     Pro forma
         Basic                                                           $     (1.57)         $     (1.68)         $   0.10
         Diluted                                                         $     (1.57)         $     (1.68)         $   0.10

The pro forma amounts include compensation expense related to fiscal 1999, 1998, and 1997 stock option grants and sales of common stock under the Purchase Plan only. Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Note 8.       Commitments and Contingencies

The Company has an operating lease for its main facility that expires on August 31, 2004. Various other leases for sales offices expire through 2001. Rent expense under such operating leases aggregated approximately $970,800, $1,012,000, and $912,000 for fiscal 1999, 1998, and 1997, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

Approximate future minimum lease payments under these leases at October 2, 1999, are as follows (in thousands):

             Year
             ----
             2000                                                      $   1,114
             2001                                                          1,118
             2002                                                          1,101
             2003                                                          1,134
             2004                                                          1,068
                                                                       ---------
                                                                       $   5,535
                                                                       =========

The Company recorded income of approximately $150,800, $226,200 and $217,000 during fiscal 1999, 1998 and 1997, respectively, under sublease agreements, the last of which expired in June 1999. None of the Company's existing facilities are being subleased.

Note 9.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until sometime next year.

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

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for an alleged use of a counterfeit certification mark. To contest the seizure, it is necessary for the Company to either file an administrative petition or to challenge the matter in court. The United States Attorney's Office is seeking the forfeiture of the merchandise, and the Company intends to file a claim to challenge the forfeiture. It is the Company's position that the use of this certification mark does not allow the United States Customs to seize or forfeit the inventory. The Company also expects the United States Customs to issue a penalty separate from the seizure under 19 U.S.C. section 1526(f). This statute allows issuance of a penalty in the amount of the retail value of the product had the product not been counterfeit. The Company intends to contest such action through administrative and/or judicial procedures.

Note 10.      Subsequent Event

In October 1999, subsequent to the end of fiscal 1999, the Company obtained a bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. Borrowings under the line of credit bear interest at the bank's prime rate plus 2.0% to 2.75% dependent upon the Company's performance by the end of the first quarter of fiscal 2000, and interest shall not be less than $5,000 per month. Furthermore, borrowings are collateralized by inventory, equipment, receivables, and bank balances. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition. The line of credit expires on October 26, 2000.


Unaudited Quarterly Results of Operations (in thousands except net income (loss) per share):


Fiscal 1999                                                Quarter Ended
--------------------                        --------------------------------------------------

                                            October 2       July 3     April 3    January 2
                                            ---------     ---------  ----------   ---------

Net sales                                   $   9,102      $ 7,914   $  8,867     $ 11,605
Gross profit                                $   3,108      $  (629)  $  1,000     $  1,452
Net loss                                    $    (432)     $(4,641)  $ (4,670)    $ (4,418)
Net loss per share                          $    (.05)     $  (.50)  $   (.50)    $   (.48)



Fiscal 1998                                               Quarter Ended
--------------------                        --------------------------------------------------

                                            October 3      July 4      April 4     December 27
                                            ---------     ---------  ----------   ------------

Net sales                                   $  14,516    $   9,314    $  10,083    $ 17,520
Gross profit                                $   4,686    $   1,040    $   2,614    $  7,134
Net income (loss)                           $      12    $  (9,110)   $  (5,507)   $    170
Net income (loss) per share                 $    0.00    $   (0.99)   $   (0.60)   $   0.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One Election of Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 2, 1999.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  (1)   Financial   Statements  -  See  Index  to  Financial
                      Statements and Financial Statement Schedule at page 30 of this Form 10-K.
              (2)   Financial  Statement  Schedules  - See Index to  Financial
                      Statements and Financial Statement Schedule at page 30 of this Form 10-K.
              (3)   Exhibits - See Exhibit Index at page 50 of this Form 10-K.

         (b)        The Registrant did not file or amend any reports on Form 8-K during the last  quarter of the fiscal  year ended
                     October 2, 1999.

         (c)        See Exhibit Index at page 50 of this Form 10-K.

         (d) See Index to Financial Statements, Financial Statements and Financial Statement Schedule at page 30 of this Form 10-K.

EXHIBIT INDEX

      Number                Description of Document

          2.1        Agreement and Plan of Merger between  Registrant and Asante
                     Technologies,  Inc.,  a California  corporation,  effective
                     October 12, 1993.(1)
          3.1        Certificate of Incorporation of Registrant. (1)
          3.1A       Certificate of Amendment of Certificate of Incorporation of
                     Registrant. (1)
          3.1B       Certificate of Retirement of Stock of Registrant.
          3.2        By Laws of Registrant. (1)
          4.1        Form of Common Stock certificate.(1)
         10.1*       1990 Stock  Option  Plan and form of Option  Agreement.(1)
         10.2*       1993 Directors'  Stock  Option  Plan and form of Option
                     Agreement.(1)
         10.3*       1993  Employee  Stock  Purchase  Plan and  form of
                     subscription  agreement  thereunder.(1)
         10.4*       Form  of  Key  Executive  Stock  Plan Agreement.(1)
         10.5        Form  of  Indemnification  Agreement  entered  into between
                     Registrant  and its  directors  and  officers.(1)
         10.6        Registration  Rights  Agreement dated July 10, 1992 between
                     Registrant and certain holders of Common Stock and Series E
                     Preferred Stock.(1)
         10.7        Lease dated July 16, 1992 for  facilities located at 821
                     Fox Lane in San Jose,  California.(1)
         10.8        Manufacturing Payment Agreement dated October 1, 1990
                     between Registrant and Orient  Semiconductor Electronics,
                     Ltd.(1)
         10.9        Distribution  Agreement  dated  November 2, 1989 between
                     Registrant  and Ingram Micro,  Inc., as  amended.(1)(2)
         10.10       Distribution  Agreement  dated June 19, 1989  between
                     Registrant  and  Merisel,  Inc.  (formerly  Macamerica), as amended.(1)(2)
         10.11       Distribution  Agreement  dated August 30, 1990 between
                     Registrant and TechData  Corporation,  as   amended.(1)(2)
         10.12       Volume  Purchase  Agreement  dated April 15, 1992 between
                     Registrant and National  Semiconductor Corporation.(1)(2)
         10.13       Sublease  agreement  dated  August 21, 1995 for  facilities located at 821 Fox Lane in San Jose, California, and amendments pertaining thereto.(1)(2)
         10.14       Extension of Sublease Agreement dated June 10, 1997.(2)
         10.15       Distribution Agreement dated September 30, 1992 between
                     Registrant and MicroWarehouse.(4)
         23.1        Consent of Independent Accountants.
         27.1        Financial Data Schedule.

*    The item listed is a compensatory plan.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70300).
(2)  Confidential treatment granted as to certain portions of these exhibits.
(3) Previously filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                  December 31, 1999

                                                  ASANTE TECHNOLOGIES, INC.


                                                 By: /s/ WILSON WONG
                                                         ----------------------
                                                         Wilson Wong,
                                                         President and
                                                         Chief Executive Officer


                                                By: /s/  ANTHONY CONTOS
                                                         -----------------------
                                                         Anthony Contos
                                                         Vice President of
                                                         Finance and
                                                         Administration, and
                                                         Secretary

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilson Wong and Anthony Contos, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


                  Signature                                        Title                                         Dates
--------------------------------------         ----------------------------------------------           ---------------------

/s/  WILSON WONG                               President, and Chief Executive Officer                     December 15, 1999
--------------------------------------
     (Wilson Wong)                             (Principal Executive Officer) and Director


/s/ ANTHONY CONTOS                             Vice President of Finance and Administration               December 15, 1999
--------------------------------------
     (Anthony Contos)                           (Principal Finance and Accounting Officer)


/s/ MICHAEL KAUFMAN                            (Director)                                                 December 15, 1999
--------------------------------------
     (Michael Kaufman)


/s/ EDMOND TSENG                               (Director)                                                 December 15, 1999
--------------------------------------
     (Edmond Tseng)


/s/ JEFF YUAN KAI LIN                          (Director)                                                 December 15, 1999
--------------------------------------
     (Jeff Yuan Kai Lin)



        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Asante Technologies, Inc.

Our audits of the financial statements referred to in our report dated November 4, 1999, appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
November 4, 1999

                                                                   SCHEDULE II

                            ASANTE TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                                  Additions
                                                                Balance at        Charge to                        Balance at
                                                                 Beginning        Costs and                          End of
Description                                                    of Period          Expenses         Deductions       Period
---------------------------------------------------            -----------     -------------     -------------     ----------
Year ended September 27, 1997:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   2,157         $  3,056        $   (1,896)      $  3,317

     Allowance for sales returns                                    1,017              754              (366)         1,405
                                                                ---------         --------        ----------       --------
                                                                $   3,174         $  3,810        $   (2,262)      $  4.722
                                                                =========         ========        ==========       ========


Year ended October 3, 1998:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   3,317         $  3,408        $   (3,740)      $  2,985

     Allowance for sales returns                                    1,405              (17)             (229)         1,159
                                                                ---------         ---------       ----------       --------
                                                                $   4,722         $  3,391        $   (3,969)      $  4.144
                                                                =========         ========        ==========       ========


Year ended October 2, 1999:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   2,985         $  3,128        $   (1,506)      $  4,607

     Allowance for sales returns                                    1,159              927              (922)         1,164
                                                                ---------         --------        ----------       --------
                                                                $   4,144         $  4,055        $   (2,428)      $  5,771
                                                                =========         ========        ==========       ========