Form 10-Q
period 2000-01-01
ASANTE TECHNOLOGIES INC
filed 2000-02-14
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-22632
                         ------------------------------

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                      77-0200286
 ----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                                  821 Fox Lane
                           San Jose, California 95131
                    -----------------------------------------
                    (Address of principal executive offices)

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


As of January 1, 2000, the Registrant had 9,303,797 shares of Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                                                       PAGE NO.
                                                                                                       --------
Item 1.       Financial Statements:

              Unaudited Condensed Balance Sheets
                  January 1, 2000 and October 2, 1999                                                      3

              Unaudited Condensed Statements of Operations
                  Three months ended January 1, 2000 and January 2, 1999                                   4

              Unaudited Condensed Statements of Cash Flows
                  Three months ended January 1, 2000 and January 2, 1999                                   5

              Notes to Unaudited Condensed Financial Statements                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  14


PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                                                           16

Item 4.       Submission of Matters to a Vote of Security Holders                                         17

Item 6.       Exhibits and Reports on Form 8-K                                                            17

              Signature                                                                                   18


                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                            ASANTE TECHNOLOGIES, INC.

                       unaudited condensed BALANCE SHEETS
                                 (In thousands)


                                                                                     January 1,          October 2,
                                                                                        2000                1999
                                                                                    ------------        ------------
  ASSETS
  Current assets:
   Cash and cash equivalents                                                         $    4,752          $    4,808
   Accounts receivable, net                                                               4,588               4,414
Inventory                                                                                 4,140               2,663
Prepaid expenses and other current assets                                                   568                 529
                                                                                     ----------          ----------
Total current assets                                                                     14,048              12,414
                                                                                     ----------          ----------

  Property and equipment, net                                                               563                 713
  Other assets                                                                              189                 218
                                                                                     ----------          ----------
Total assets                                                                         $   14,800          $   13,345
                                                                                     ==========          ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                                                  $    5,485          $    5,027
   Accrued expenses                                                                       5,892               5,705
   Payable to stockholder                                                                 1,550                 931
                                                                                     ----------          ----------
Total current liabilities                                                                12,927              11,663
                                                                                     ----------          ----------

  Stockholders' equity:
   Common stock                                                                          26,767              26,765
Accumulated deficit                                                                    (24,894)             (25,083)
                                                                                     ---------           ----------
Total stockholders' equity                                                                1,873               1,682
                                                                                     ----------          ----------
Total liabilities and stockholders' equity                                           $   14,800          $   13,345
                                                                                     ==========          ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ASANTE TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                          Three Months Ended
                                                                                     ------------------------------
                                                                                     January 1,          January 2,
                                                                                        2000                1999
                                                                                     ----------          ----------

Net sales                                                                            $    9,065          $   11,605
Cost of sales                                                                             5,534              10,153
                                                                                     ----------          ----------
Gross margin                                                                              3,531               1,452
                                                                                     ----------          ----------
Operating expenses:
   Sales and marketing                                                                    2,063               3,467
   Research and development                                                                 833               1,194
   General and administrative                                                               486                 847
                                                                                     ----------          ----------
     Total operating expenses                                                             3,382               5,508
                                                                                     ----------          ----------
Income (loss) from operations                                                               149              (4,056)
Interest and other income (expense), net                                                     40                (362)
                                                                                     ----------          ----------
Income (loss) before income taxes                                                           189              (4,418)
Provision for income taxes                                                                    -                   -
                                                                                     ----------          ----------
Net income (loss)                                                                    $      189          $   (4,418)
                                                                                     ==========          ==========

Basic net income (loss) per share                                                    $     0.02          $   (0.48)
                                                                                     ==========          =========
Diluted net income (loss) per share                                                  $     0.02          $   (0.48)
                                                                                     ==========          =========

Weighted average common shares and equivalents outstanding:
   Basic                                                                                  9,302               9,236
                                                                                     ==========          ==========
   Diluted                                                                                9,482               9,236
                                                                                     ==========          ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.


                            ASANTE TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                     January 1,          January 2,
                                                                                        2000                1999
                                                                                     ----------          ----------
Cash flows from operating activities:
   Net income (loss)                                                                 $      189          $   (4,418)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                        187                 282
       Provision for doubtful accounts receivable                                           158                  39
       Provision for losses on inventory                                                    500               1,700
       Loss due to write-off of assets                                                        1                 425
   Changes in operating assets and liabilities:
       Accounts receivable                                                                 (332)                572
       Inventory                                                                         (1,977)             (2,772)
       Prepaid expenses and other current assets                                            (39)                255
       Accounts payable                                                                     458               1,486
       Accrued expenses and other                                                           806                 535
                                                                                     ----------          ----------
         Net cash used in operating activities                                              (49)             (1,896)
                                                                                     ----------          ----------

Cash flows from investing activities:
   Purchases of property and equipment                                                      (38)                (13)
   Other                                                                                     29                 (16)
                                                                                     ----------          ----------
         Net cash used in investing activities                                               (9)                (29)
                                                                                     ----------          ----------

Cash flows from financing activities:
   Issuance of common stock                                                                   2                   -
   Repurchase of common stock                                                                 -                 (89)
         Net cash provided by (used in) financing activities                                  2                 (89)
                                                                                     ----------          ----------

Net decrease in cash and cash equivalents                                                   (56)             (2,014)
Cash and cash equivalent at beginning of year                                             4,808               8,852
                                                                                     ----------          ----------
Cash and cash equivalent at end of year                                              $    4,752          $    6,838
                                                                                     ==========          ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ASANTE TECHNOLOGIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.       Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended October 2, 1999, included in the Company's 1999 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.


Note 2.       Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" (SFAS No.
128).  Basic net income  (loss) per share is  computed  by  dividing  net income
(loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Diluted net loss per share for the quarter ended January 2, 1999, excludes all dilutive potential common shares as their effect is antidilutive. At January 1, 2000, and January 2, 1999, options and warrants outstanding of 1,222,958 and 1,339,655, respectively, were excluded since their effect was antidilutive.


Note 3.       Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components as is effective for period beginning after December 15, 1997. The Company had no items of other comprehensive income during any of the periods presented, and, accordingly, net income (loss) was equal to comprehensive income (loss) for all periods presented.


Note 4.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                January 1,         October 2,
                                                  2000               1999
                                              ------------        -----------

     Raw materials and component parts         $      227          $     177
     Work-in-process                                  329                173
     Finished goods                                 3,584              2,313
                                               ----------          ---------
                                               $    4,140          $   2,663
                                               ==========          =========


Note 5.       Bank Borrowings

In October 1999, the Company obtained a bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. No borrowings have been made under the line-of-credit agreement.


Note 6.       Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2000 and fiscal 1999 due principally to a valuation allowance on deferred tax assets established, primarily net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding its recoverability.


Note 7.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until later this year.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects the United States Customs to issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been genuine, i.e., UL approved, to twice the retail value if the United States Customs considers the violation not a first time offense. The Company believes this is a first time offense. For a first time offense, the United States Customs has mitigated most penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. The Company has accrued for its estimate of the potential penalty that may be assessed by the United States Customs.


Note 8.       Recently Issued Accounting Pronouncements

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101 "Revenue recognition" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective for the Company's quarter ending April 1, 2000. The Company has not yet determined the impact, if any, of the SAB on its financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended January 1, 2000, and the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

Net sales of $9.1 million for the first quarter of fiscal 2000 was approximately $2.5 million, or 21.9%, below net sales of $11.6 million for the first quarter of fiscal 1999.

Sales of the Company's switching products were down $1.6 million, from $3.7 million to $2.1 million, due primarily to significantly decreased average selling prices for the Company's managed and unmanaged switches. In addition, there was a temporary decrease in demand for the Company's managed switch products due to competitive pressures and the Company's delay in introducing new high-end managed switch products during the recent quarter due to delays in receiving certain key components. Sales of the Company's adapter card products were down $1.2 million, from $3.7 million to $2.5 million, due primarily to competitive pressures and continuing decline in sales of the Company's older legacy adapters as Apple Computer continues to incorporate Ethernet into the motherboard of most of their new computers. OEM sales also decreased $0.6 million, from $0.8 to $0.2 million. These declines were offset partially by increased sales of the Company's unmanaged hubs of $0.5 million, from $1.8 million to $2.3 million, as well as increased sales of the Company's print routers and new USB products. Management anticipates that sales of the Company's older adapter card and systems products will continue to decrease as a percentage of total sales, although its USB and Gigabit products will increase as a percentage of total sales in the next quarter.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 24% of net sales for the first quarter of fiscal 2000, compared to 28% for the first quarter of fiscal 1999, with Europe being the primary area of the sales reduction in terms of percent of net sales and absolute dollars.

The Company's gross profit as a percentage of net sales increased to 39.0% for the first quarter of fiscal 2000 as compared to 12.5% for the same period in fiscal 1999. This improvement was due primarily to significant lower of cost or market write-downs and obsolescence adjustments for inventory in the first quarter of fiscal 1999. In addition, manufacturing costs for the first quarter of fiscal 2000 were significantly lower than the same period in fiscal 1999, as the Company addressed the need to reduce such costs as a result of continued pricing pressures experienced by the Company and industry in general over last year.

Sales and marketing expenses were at $2.1 million for the first quarter of fiscal 2000 (22.8% of net sales) compared to $3.5 million for the same period in fiscal 1999 (29.9% of net sales), or a decrease of 40.5%. The decrease in sales and marketing expenses as compared to the first quarter of fiscal 1999 was due primarily to decreases in personnel and related costs including travel, advertising and product collateral related costs, tradeshow participation, and outside sales representative costs. Such reductions were partially offset by increased bad debt expense. The Company expects that its sales and marketing expenses in absolute dollars will decrease further in fiscal 2000 in comparison to fiscal 1999.

Research and development expenses decreased by 30.2% to $0.8 million for the first quarter of fiscal 2000 from $1.2 million for the first quarter of fiscal 1999. As a percentage of net sales, these expenses were 9.2% for the first quarter of fiscal 2000 and 10.3% for the first quarter of fiscal 1999. The decease in such expenses was primarily due to reduced personnel costs as a continuing result of the Company's strategic direction to leverage the engineering expertise of certain of its key suppliers. In addition, depreciation expense for the first quarter of fiscal 2000 was lower than the comparable fiscal 1999 period due to the write-off at the end of the first quarter of fiscal 1999 of certain idle fixed assets related to its research and development activities. Such reductions in expenses were partially offset by increased costs related to product development activities. The Company expects that spending on research and development for the remainder of fiscal 2000 will remain flat or decrease slightly in comparison to fiscal 1999.

General and administrative expenses decreased to $0.5 million for the first quarter of fiscal 2000 from $0.8 million for the first quarter of fiscal 1999. As a percentage of net sales, general and administrative expenses were 5.4% and 7.3% for the first quarter of fiscal years 2000 and 1999, respectively. The decrease in general and administrative expenses in absolute dollars for the first quarter of fiscal 2000 is primarily related to reduced personnel related costs, lower professional service related expenditures, and lower business development costs. The Company expects that general and administrative expenses in absolute dollars will remain flat or increase marginally for the remainder of fiscal 2000.

Interest and other income (expense), net for the first quarter of fiscal 1999 includes a $0.4 million write off of certain idle assets related to its research and development activities. Since similar charges were not incurred for the first quarter of fiscal 2000, this represents the primary difference between the two comparative periods.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2000 and fiscal 1999 due principally to a valuation allowance on deferred tax assets established primarily for net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding its recoverability.

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


Liquidity and Capital Resources

Net cash used in operating activities was $49,000 for the quarter ended January 1, 2000, compared to $1.9 million for the quarter ended January 2, 1999. During the first quarter of fiscal 2000, the net cash utilized in operating activities resulted primarily from the increases in inventory and accounts receivable of $2.0 million and $0.3 million, respectively. Such uses were partially offset by cash provided by total net income adjustments of $0.8 million, consisting principally of provision for losses on inventory, depreciation, and provision for doubtful accounts. Cash was also provided by increases in accounts payable and accrued expenses of $0.5 million and $0.8 million, respectively.

Net cash used in investing activities in the first quarter of fiscal 2000 and fiscal 1999 was insignificant. In September 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 shares of the Company's outstanding common stock may be repurchased in the open market from time to time. As a result of such repurchase program the Company repurchased 51,500 shares for $89,000 in the first quarter of fiscal 1999. No shares were repurchased in fiscal 2000.

At January 1, 2000 and October 2, 1999, the Company had cash, cash equivalents and short-term investments of approximately $4.8 million. Working capital was $1.1 million at January 1, 2000, compared to $0.8 million at October 2, 1999. In October 1999, the Company obtained a bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. No borrowings have been made under the line of credit agreement.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2000. However, the Company has incurred operating losses over the last two fiscal years and may seek additional financing which could include additional capital from business partners and other sources. If additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

On September 30, 1999, the Company's stock ceased being traded on the NASDAQ National Market System and was moved to the OTC (Over The Counter) Bulletin Board. The Company has appealed this action, and the NASD Appeal Committee will review the Company's position in April 2000. At present Company cannot determine the effect this will have on the Company's ability to raise additional funding or investment, though at the present time, the Company believes the effect will be minimal.

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

The Company established a formal program to address this issue and achieve Year 2000 (Y2K) readiness. The program focused on four key readiness areas: 1) Product readiness - addressing product functionality; 2) Supplier readiness - addressing the preparedness of the Company's key suppliers; 3) Internal infrastructure readiness addressing mission-critical internal information technology (IT) and non-IT systems; and 4) Customer readiness addressing customer preparedness and the Company's customer support. For each readiness area, the Company systematically performed an enterprise-wide risk assessment and developed contingency plans to mitigate risks. The Company also communicated with its customers, suppliers, employees to reinforce awareness and inform them of its progress toward Year 2000 readiness and to gather information as to the Year 2000 product readiness of its customers, and suppliers. The Company accomplished this through a variety of media, including updates to the Y2K area of the Company's web site.

The Company's Y2K program is comprised of 3 phases; Awareness and Assessment, Renovation, and Product Readiness, which were all completed by November 1999. Regarding Product Readiness, the Company made a thorough evaluation of its products and believes its products do not cause Year 2000 issues to arise and, therefore, feels that its Year 2000 product readiness phase is complete. To date, no significant Y2K issues have arisen.

Internal Infrastructure Readiness: The Company has completed an assessment of its IT and non-IT applications and its business processes. Most applications and processes have already been made Y2K compliant, while remaining applications have been prioritized and assigned resources based upon their importance to the Company's ability to conduct business. All mission critical implementations were completed by November 1999. To date, no significant Y2K issues have arisen.

The Company estimates that costs related to Y2K issues will not be significant, which was the case for the first quarter of fiscal 2000. The Company is continuing its assessment and developing alternatives that will result in a further refinement of this estimate through the end of the fiscal year. Although the Company is fairly certain it will achieve its goals of minimizing costs, there can be no assurance that actual costs will not differ materially from the current estimate due to potentially unforeseen circumstances. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected.


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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101 "Revenue recognition" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective for the Company's quarter ending April 1, 2000. The Company has not yet determined the impact, if any, of the SAB on its financial statements.


Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of January 1, 2000, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until later this year.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects the United States Customs to issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been genuine, i.e., UL approved, to twice the retail value if the United States Customs considers the violation not a first time offense. The Company believes this is a first time offense. For a first time offense, the United States Customs has mitigated most penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. The Company has accrued for its estimate of the potential penalty that may be assessed by the United States Customs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a.) Exhibits:

          27.1 Financial Data Schedule

          (b.) Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 14, 2000                   ASANTE TECHNOLOGIES, INC.
                                                  (Registrant)


                                       By: /s/  ANTHONY CONTOS
                                                -------------------------------
                                                Anthony Contos
                                                Vice President of Finance and
                                                Administration, and Secretary
                                               (Authorized Officer and Principal
                                                Financial Officer)