Form 10-Q
period 2000-04-01
ASANTE TECHNOLOGIES INC
filed 2000-05-16
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended April  1, 2000

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


As of April 1, 2000, the Registrant had 9,857,043 shares of Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                                                       PAGE NO.
Item 1.       Financial Statements:

              Unaudited Condensed Balance Sheets
                  April 1, 2000 and October 2, 1999                                                        3

              Unaudited Condensed Statements of Operations
                  Three and six months ended April 1, 2000 and April 3, 1999                               4

              Unaudited Condensed Statements of Cash Flows
                  Three and six months ended April 1, 2000 and April 3, 1999                               5

              Notes to Unaudited Condensed Financial Statements                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  15


PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                                                           17

Item 4.       Submission of Matters to a Vote of Security Holders                                         18

Item 6.       Exhibits and Reports on Form 8-K                                                            18

              Signature                                                                                   19


                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                            ASANTE TECHNOLOGIES, INC.

                       unaudited condensed BALANCE SHEETS
                                 (In thousands)


                                                                                        April 1,          October 2,
                                                                                        2000                 1999
                                                                                     -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    5,044          $    4,808
   Accounts receivable, net                                                               1,656               4,414
   Inventory                                                                              4,652               2,663
   Prepaid expenses and other current assets                                                625                 529
                                                                                     -----------         -----------
     Total current assets                                                                11,977              12,414
                                                                                     -----------         -----------

Property and equipment, net                                                                 427                 713
Other assets                                                                                189                 218
                                                                                     -----------         -----------
     Total assets                                                                    $   12,593          $   13,345
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    2,670          $    5,027
   Accrued expenses                                                                       5,633               5,705
   Payable to stockholder                                                                 1,022                 931
                                                                                     -----------         -----------
      Total current liabilities                                                           9,325              11,663
                                                                                     -----------         -----------

Stockholders' equity:
  Common stock                                                                           28,311              26,765
  Accumulated deficit                                                                   (25,043)             (25,083)
                                                                                     -----------         -----------
    Total stockholders' equity                                                            3,268               1,682
                                                                                     -----------         -----------
    Total liabilities and stockholders' equity                                       $   12,593          $   13,345
                                                                                     ===========         ===========



The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ASANTE TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                Three Months Ended             Six Months Ended
                                                             -------------------------      ------------------------
                                                              April 1,       April 3,        April 1,     April 3,
                                                                2000           1999            2000          1999
                                                             -----------   -----------      ----------   -----------

Net sales                                                    $    5,987    $    8,867       $  15,052    $   20,472
Cost of sales                                                     3,739         7,867           9,274        18,020
                                                             -----------   -----------      ----------   -----------
Gross margin                                                      2,248         1,000           5,778         2,452
                                                             -----------   -----------      ----------   -----------
Operating expenses:
   Sales and marketing                                            1,347         4,167           3,411         7,634
   Research and development                                         732           970           1,565         2,164
   General and administrative                                       370           558             856         1,405
                                                             -----------   -----------      ----------   -----------
     Total operating expenses                                     2,449         5,695           5,831        11,203
                                                             -----------   -----------      ----------   -----------
Loss from operations                                               (201)       (4,695)            (54)       (8,751)
Interest and other income (expense), net                             53            25              94          (337)
                                                             -----------   -----------      ----------   -----------
Income (loss) before income taxes                                  (148)       (4,670)             40        (9,088)
Provision for income taxes                                            -             -               -             -
                                                             -----------   -----------      ----------   -----------
Net income (loss)                                            $     (148)   $   (4,670)      $      40    $   (9,088)
                                                             ===========   ===========      ==========   ===========

Basic net income (loss) per share                            $    (0.02)   $    (0.50)      $    0.00    $    (0.98)
                                                             ===========   ===========      ==========   ===========
Diluted net income (loss) per share                          $    (0.02)   $    (0.50)      $    0.00    $    (0.98)
                                                             ===========   ===========      ==========   ===========

Weighted average common shares and equivalents outstanding:
   Basic                                                          9,400         9,260           9,351         9,248
                                                             ===========   ===========      ==========   ===========
   Diluted                                                        9,400         9,260           9,757         9,248
                                                             ===========   ===========      ==========   ===========




The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ASANTE TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                            Six Months Ended
                                                                                     --------------------------------
                                                                                       April 1,            April 3,
                                                                                        2000                 1999
                                                                                     -----------         ------------
Cash flows from operating activities:
   Net income (loss)                                                                 $       40          $   (9,088)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                        343                 543
       Provision for doubtful accounts receivable                                           182                  78
       Loss due to write-off of assets                                                        1                 425
   Changes in operating assets and liabilities:
       Accounts receivable                                                                2,576               1,916
       Inventory                                                                         (1,989)              1,299
       Prepaid expenses and other current assets                                            (96)                736
       Accounts payable                                                                  (2,357)             (3,031)
       Accrued expenses and other                                                           (72)                428
       Payable to stockholder                                                                91               2,041
                                                                                     -----------         ------------
         Net cash used in operating activities                                           (1,281)             (4,653)
                                                                                     -----------         ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                      (58)                (48)
   Other                                                                                     29                  (3)
                                                                                     -----------         ------------
         Net cash used in investing activities                                              (29)                (51)
                                                                                     -----------         ------------
Cash flows from financing activities:
   Issuance of common stock                                                               1,546                  62
   Repurchase of common stock                                                                 -                 (89)
         Net cash provided by (used in) financing activities                              1,546                 (27)
                                                                                     -----------         ------------

Net increase (decrease) in cash and cash equivalents                                        236              (4,731)
Cash and cash equivalent at beginning of year                                             4,808               8,852
                                                                                     -----------         ------------
Cash and cash equivalent at end of year                                              $    5,044          $    4,121
                                                                                     ===========         ============

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

Diluted net loss per share for the three and six months ended April 3, 1999, excludes all dilutive potential common shares as their effect is antidilutive. For the three months ended April 1, 2000, and April 3, 1999, options and warrants outstanding of 1,115,728 and 1,069,525, respectively, were excluded since their effect was antidilutive.


Note 3.       Comprehensive Income

The Company had no items of other comprehensive income during any of the periods presented, and, accordingly, net income (loss) was equal to comprehensive income
(loss) for all periods presented.

Note 4.       Common Stock

On March 22, 2000, the Company completed an agreement with Delta International Holdings Limited and Delta Networks, Inc. for the private placement of 333,333 shares and 166,667 shares, respectively, of the Company's common stock at a purchase price of $3.00 per share payable in cash, or a total of $1,500,000. Such shares are restricted in that they may not be transferred or otherwise disposed of within the United States or Canada or to a citizen thereof for one year from the closing date. Thereafter the shares may not be transferred without an effective registration thereof under the Securities Act of 1933 or compliance with Rule 144 promulgated under such Act, unless the Company receives a legal opinion that such registration is not required. In addition, as part of the stock purchase agreement, the Company entered into a registration rights agreement wherein Delta International Holdings Limited and Delta Networks, Inc., has the right to request registration of their stock. Upon such a request, the Company would be required to file a form S-3 within 120 days of the request.

Note 5.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                               April 1,           October 2,
                                                 2000               1999
                                              ----------          ----------
     Raw materials and component parts        $      240          $     177
     Work-in-process                                 243                173
     Finished goods                                4,169              2,313
                                              ----------          ----------
                                              $    4,652          $   2,663
                                              ==========          ==========

Note 6.       Income Taxes

The Company recorded no provision for federal and state income taxes for each of the two periods of fiscal 2000 to date and fiscal 1999, due principally to a valuation allowance on deferred tax assets established, primarily net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding its recoverability.


Note 7.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected for several months.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been genuine, i.e., UL approved, to twice the retail value if the United States Customs considers the violation not a first time offense. The Company believes this is a first time offense. For a first time offense, the United States Customs has mitigated most penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. The Company has accrued for its estimate of the potential penalty that may be assessed by the United States Customs. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement to the case.
The Company does not expect a reply until late May at the earliest.


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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Note 9.        Segment Information

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in the annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. In accordance with provisions of SFAS No. 131, the Company determined that it does not have separately reportable operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the three and six months ended April 1, 2000, and the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


Results of Operations

Net sales for the second quarter of fiscal 2000 were approximately $6.0 million, a decrease of approximately $2.9, or 32%, from net sales of approximately $8.9 million for the second quarter of fiscal 1999. Sales of the Company's switching products were down $1.1 million, from $1.3 million to $0.2 million, due partially to significantly decreased average selling prices for the Company's switches. In addition, there was a temporary decrease in demand for the Company's managed switch products due to competitive pressures and the Company's delay in introducing new high-end managed switch products during the recent quarter due to delays in receiving certain key components. Sales of the Company's adapter card products were down $1.3 million, from $2.9 million to $1.6 million, due primarily to competitive pressures and continuing decline in sales of the Company's older legacy adapters as Apple Computer continues to incorporate Ethernet into the motherboard of most of their new computers. These declines were offset partially by the introduction of the Company's USB products amounting to $0.5 million, from $0.0 in the comparative quarter of fiscal 1999. OEM sales for the second quarter of fiscal 2000, remained approximately flat compared to the second quarter of fiscal 1999. Management anticipates that sales of the Company's older adapter card and systems products will continue to decrease as a percentage of total sales, although its USB and Gigabit products will increase as a percentage of total sales in the next quarter.

Net sales for the first six months of fiscal 2000 decreased by approximately 26% to $15.1 million compared to $20.5 million for the first half of fiscal 1999. This decrease was due primarily to several factors including a decrease in the sales of older adapter cards of $2.5 million due primarily to Apple Computer's continuing incorporation of Ethernet onto the motherboard of its newer products, and the decrease in sales revenues of the Company's managed and unmanaged switches of 2.7 million, from $5.9 million, to $3.2 million, due primarily to sharp pricing declines for the first six months of fiscal 2000, compared to the first six months of fiscal 1999. In addition, the Company experienced a reduction in sales of their older managed switches due to the delay in introducing new high-end managed switch products during the recent quarter due to delays in receiving certain key components. For the six months ended April 1, 2000, OEM sales declined $0.5 million, from $1.0 million to $0.5 million, however this decline was offset by increases in sales of the Company's USB and print routers.

The Company operates as one segment. International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 30% of net sales for the second quarter of fiscal 2000 and were approximately 26% for the first six months of fiscal 2000. These percentages compare to 22% and 25% for the second quarter and first six months of fiscal 1999, respectively. The percentage increase in international sales for the first six months of fiscal 2000 as compared to fiscal 1999 was due in part to the decreases in sales domestically of the Company's adapter cards, and managed switch products.

The Company's gross profit as a percentage of net sales increased to 37.5% for the second quarter of fiscal 2000 as compared to 11.3% for the same period in fiscal 1999. The Company's gross profit as a percentage of net sales increased to 38.4% for the first six months of fiscal 2000 as compared to 12.0% for the same period in fiscal 1999. These improvement were due primarily to significant lower of cost or market write-downs and obsolescence adjustments for inventory in fiscal 1999. In addition, manufacturing costs for the first and second quarters of fiscal 2000 were significantly lower than the same periods in fiscal 1999, as the Company addressed the need to reduce such costs as a result of continued pricing pressures experienced by the Company by introducing lower cost product lines.

Sales and marketing expenses decreased by approximately $2.8 million or 67.2% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, and decreased by approximately $4.2 million or 55.3% in the first six months of 2000 compared to the first six month of 1999. As a percentage of net sales, these expenses were approximately 23% in the second quarter and the first six months of 2000 compared with 47% and 37% in the second quarter and first six months of fiscal 1999, respectively. The decrease in sales and marketing expenses as compared to fiscal 2000 was due primarily to decreases in personnel and related costs including travel, advertising and product collateral related costs, tradeshow participation, and outside sales representative costs. Such reductions were partially offset by increased bad debt expense. The Company expects that its sales and marketing expenses in absolute dollars will decrease further in fiscal 2000 in comparison to fiscal 1999.

Research and development expenses decreased by approximately $0.2 million or 24.5% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, and decreased by approximately $0.6 million or 27.7% in the first six months of 2000 compared to the first six month of 1999. The decrease in such expenses was primarily due to reduced personnel costs as a continuing result of the Company's strategic direction to leverage the engineering expertise of certain of its key suppliers. In addition, depreciation expense for the six months of fiscal 2000 was lower than the comparable fiscal 1999 period due to the write-off at the end of the first quarter of fiscal 1999 of certain idle fixed assets related to its research and development activities. Such reductions in expenses were partially offset by increased costs related to product development activities. The Company expects that spending on research and development for the remainder of fiscal 2000 will increase slightly in comparison to fiscal 1999.

General and administrative expenses decreased by approximately $0.2 million or 33.7% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, and decreased by approximately $0.6 million or 39.1% in the first six months of 2000 compared to the first six month of 1999. The decrease in general and administrative expenses in absolute dollars for the first six months of fiscal 2000 is primarily related to reduced personnel related costs, lower professional service related expenditures, and lower business development costs. The Company expects that general and administrative expenses in absolute dollars will remain flat or increase marginally for the remainder of fiscal 2000.

Interest and other income (expense), net for the first quarter of fiscal 1999 includes a $0.4 million write off of certain idle assets related to its research and development activities. Similar charges were not incurred for other periods presented, and other changes were insignificant. The reduction in the Company's net operating loss for the three and six months ended April 1, 2000, compared to the three and six months ended April 2, 1999, was due primarily to improved margins in the prior year due to the Company's legacy 10 Mbps product lines, and to the Company's reduced operating expenses and its 1999 reorganization plan.

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


Liquidity and Capital Resources

Net cash used in operating activities was $1.3 million for the six months ended April 1, 2000, compared to $4.7 million for the six months ended April 3, 1999. During the first six months of fiscal 2000, the net cash utilized in operating activities resulted primarily from the increase in inventory of $2.0 million and the decrease in accounts payable of $2.4 million. Such uses were partially offset by cash provided by total net income adjustments of $0.5 million, consisting principally of depreciation, and provision for doubtful accounts, and the $2.6 million decrease in accounts receivable.

Net cash used in investing activities in the first six months of fiscal 2000 and fiscal 1999 was insignificant. Regarding the Company's financing activities, in September 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 shares of the Company's outstanding common stock may be repurchased in the open market from time to time. As a result of such repurchase program the Company repurchased 51,500 shares for $89,000 in the first quarter of fiscal 1999. No shares were repurchased in fiscal 2000, and the program has been discontinued. In the second quarter of fiscal 2000 the Company completed the private placement of 500,000 shares of its common stock for $3.00 per share, or $1.5 million.

At April 1, 2000, the Company had cash, cash equivalents and short-term investments of approximately $5.0 million, as compared to $4.8 million at October 2, 1999. Working capital was $2.7 million at April 1, 2000, compared to $0.8 million at October 2, 1999. In October 1999, the Company obtained a bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. No borrowings have been made under the line of credit agreement.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2000, and for the first two quarters of fiscal 2001. If the Company continues to incur losses or requires additional funds for other purposes, there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

On September 30, 1999, the Company's stock ceased being traded on the NASDAQ National Market System and was moved to the OTC (Over The Counter) Bulletin Board. The Company has appealed this action, and the NASD Appeal Committee reviewed the Company's position on April 20, 2000, however, a decision has not yet been given. At present Company cannot determine the effect this will have on the Company's ability to raise additional funding or investment, though at the present time, the Company believes the effect will be minimal.


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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on t he financial position or results of operations of the Company.


Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of April 1, 2000, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected for several months.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects the United States Customs to issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been genuine, i.e., UL approved, to twice the retail value if the United States Customs considers the violation not a first time offense. The Company believes this is a first time offense. For a first time offense, the United States Customs has mitigated most penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement to the case. The Company does not expect a reply until late May at the earliest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 24, 2000 in San Jose, California, the stockholders (i) elected four directors to serve on the Company's Board of Directors, and (ii) ratified the Company's appointment of PricewaterhouseCoopers, LLP as independent accountants.

The vote for nominated directors was as follows:

    Nominee                                   For                    Against
    -------------------                       ---------              -------
    Wilson Wong                               7,278,413                7,150
    Jeff Yuan-Kai Lin                         7,278,413                7,150
    Michael D. Kaufman                        7,278,413                7,150
    Edmond Y. Tseng                           7,278,413                7,150

The vote for ratifying the appointment of PricewaterhouseCoopers, LLP was as follows:

                  For                       Against                    Abstain
                  ---------                 --------                   --------
                  7,277,263                   2,600                     5,700


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits:

          27.1 Financial Data Schedule

     (b.) Reports on Form 8-K:

                 Report                    Item
                 --------------            ----------------
                 Date                      Number
                 March 20, 2000            5 - Other Events

         In this report on Form 8-K the Company announced the completion of a private placement of 500,000 shares of the Company's common stock at $3.00 per share, or $1,500,000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2000                         ASANTE TECHNOLOGIES, INC.
                                                   (Registrant)



                                              By:  /s/ ANTHONY CONTOS
                                                       ------------------------
                                                       Anthony Contos
                                                       Vice President of Finance
                                                       and Administration, and
                                                       Secretary
                                                       (Authorized Officer and
                                                       Principal Financial
                                                       Officer)