Form 10-Q/A
period 2000-04-01
ASANTE TECHNOLOGIES INC
filed 2000-05-17
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                     ---------------------------------------
                     (Amendment No. 1 filed on May 17, 2000)

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

                            ASANTE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      77-0200286
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                  821 Fox Lane
                           San Jose, California 95131
                    ---------------------------------------
                    (Address of principal executive offices)

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

                            ASANTE TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                        PAGE NO.
Item 1.       Financial Statements:                                     --------

              Note 9 to Unaudited Condensed Financial Statements           3

Signature                                                                  4

                          PART I. FINANCIAL INFORMATION

                Notes to Unaudited Condensed Financial Statements

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

Sales as a percent of total sales by geographic region for the first six months of the year are as follows:

                                         2000                       1999
                                         ----                       ----
United States / OEM                       74%                        75%
Europe                                    18%                        20%
Other                                      8%                         5%

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 17, 2000                       ASANTE TECHNOLOGIES, INC.
                                                 (Registrant)



                                        By:   /s/ ANTHONY CONTOS
                                                  -----------------------------
                                                  Anthony Contos
                                                  Vice President of Finance and
                                                  Administration, and Secretary
                                                 (Authorized Officer and
                                                  Principal Financial Officer)