Form 10-Q
period 2000-07-01
ASANTE TECHNOLOGIES INC
filed 2000-08-15
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                         Commission file number: 0-22632

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          77-0200286
   ----------------------------------                       -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

                                  821 Fox Lane
                               San Jose, CA 95131
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                          Yes   X          No

As of July 1, 2000 there were 9,873,208 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                                                         PAGE NO.
                                                                                                      --------

Item 1:  Financial Statements:

         Unaudited Condensed Balance Sheets -
                July 1, 2000 and October 2, 1999                                                           3

         UnauditedCondensed  Statements of Operations  Three and nine months ended
                July 1, 2000  and July 3, 1999                                                             4

         UnauditedCondensed  Statements  of Cash Flows Nine  months  ended July 1,
                2000, and July 3, 1999                                                                     5

         Notes to Unaudited Condensed Financial Statements                                               6-9

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                 10-15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                       15


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                                                16

Item 4:  Submission of Matters to a Vote of Security Holders                                              17

Item 5:  Other Information                                                                                17

Item 6:  Exhibits and Reports on Form 8-K                                                                 17

         Signature                                                                                        18


                          PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)




                                                                 July 1,             October 2,
                                                                   2000                 1999
                                                             -------------         -------------
Assets

Current assets:
     Cash and cash equivalents                                $     5,332          $      4,808
     Accounts receivable, net                                       2,399                 4,414
     Inventory                                                      3,482                 2,663
     Prepaid expenses and other current assets                        404                   529
                                                             -------------         -------------

             Total current assets                                  11,617                12,414

Property and equipment, net                                           334                   713
Other assets                                                          179                   218
                                                             -------------         -------------
             Total assets                                     $    12,130          $     13,345
                                                             =============         =============


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                         $     2,584          $      5,027
     Accrued expenses                                               5,790                 5,705
     Payable to stockholder                                           544                   931
                                                             -------------         -------------
              Total current liabilities                              8,918                11,663
                                                             -------------         -------------

Stockholders' equity:
     Common stock                                                  28,315                26,765
     Accumulated deficit                                          (25,103)              (25,083)
                                                             -------------         -------------
             Total stockholders' equity                             3,212                 1,682
                                                             -------------         -------------
Total liabilities and stockholders' equity                    $    12,130          $     13,345
                                                             =============         =============



The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                                          Asante Technologies, Inc.
                                Unaudited Condensed Statements of Operations
                                  (in thousands, except per share amounts)



                                                Three months ended                   Nine months ended
                                          -------------------------------      -------------------------------
                                              July 1,          July 3,             July 1,          July 3,
                                               2000             1999                 2000            1999
                                          --------------   --------------      ---------------  --------------

Net sales                                 $       6,688    $       7,914       $       21,740   $      28,386
Cost of sales                                     4,225            8,543               13,499          26,563
                                          --------------   --------------      ---------------  --------------
     Gross profit (loss)                          2,463             (629)               8,241           1,823
                                          --------------   --------------      ---------------  --------------

Operating expenses:
     Sales and marketing                          1,447            2,787                4,858          10,856
     Research and development                       735              765                2,300           2,494
     General and administrative                     365              462                1,221           1,867
                                          --------------   --------------      ---------------  --------------
Total operating expenses                          2,547            4,014                8,379          15,217
                                          --------------   --------------      ---------------  --------------
Loss from operations                                (84)          (4,643)                (138)        (13,394)

Interest & other income (expense), net               24                2                  118            (335)
                                          --------------   --------------      ---------------  --------------
Loss before income taxes                            (60)          (4,641)                 (20)        (13,729)
Provision for income taxes                            -                -                    -               -
                                          --------------   --------------      ---------------  --------------
Net loss                                           ($60)         ($4,641)                ($20)       ($13,729)
                                          ==============   ==============      ===============  ==============
Basic and diluted net loss per share             ($0.01)          ($0.50)              ($0.00)         ($1.48)
                                          ==============   ==============      ===============  ==============

Weighted average common shares
 and equivalents outstanding:

             Basic and diluted                    9,877            9,278                9,526           9,278
                                          ==============   ==============      ===============  ==============



The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                Nine months ended
                                                                         ------------------------------
                                                                           July 1,             July 3,
                                                                            2000                1999
                                                                         ---------           ----------
Cash flows from operating activities:
      Net loss                                                           $    (20)           $ (13,729)
      Adjustments to reconcile net loss to net cash
               used in operating activities:
           Depreciation and amortization                                      468                  778
           Provision for doubtful accounts receivable                         147                  225
           Loss due to write-off of idle assets                                 1                  425
      Changes in operating assets and liabilities:
           Accounts receivable                                              1,868                3,698
           Inventory                                                         (819)               4,491
           Prepaid expenses and other current assets                          125                2,255
           Accounts payable                                                (2,443)              (3,380)
           Payable to stockholder                                            (384)                 343
           Accrued expenses                                                    85                  589
                                                                         ---------           ----------
Net cash used in operating activities                                        (972)              (4,305)
                                                                         ---------           ----------
Cash flows from investing activities:
      Purchases of property and equipment, net                                (93)                 (79)
      Other assets                                                             39                    9
                                                                         ---------           ----------
Net cash used by investing activities                                         (54)                 (70)
                                                                         ---------           ----------
Cash flows from financing activities:
      Issuance of common stock                                              1,550                   62
      Repurchase of common stock                                                0                  (89)
                                                                         ---------           ----------
Net cash provided (used) by financing activities                            1,550                  (27)
                                                                         ---------           ----------
Net increase (decrease in) cash and and cash equivalents                      524               (4,402)
Cash and cash equivalents, beginning of period                              4,808                8,852
                                                                         ---------           ----------
Cash and cash equivalents, end of period                                 $  5,332            $   4,450
                                                                         =========           ==========

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.        Interim Condensed Financial Statements

The Unaudited Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 1999, included in the Company's 1999 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform with current period presentation.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.


Note 2.        Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" (SFAS No.
128). Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Diluted net loss per share for the three and nine months ended July 1, 2000, excludes all dilutive potential common shares as their effect is antidilutive. For the three months ended July 1, 2000, and July 3, 1999, options and warrants outstanding of 1,520,617 and 895,861, respectively, were excluded since their effect was antidilutive. For the nine months ended July 1, 2000, and July 3, 1999, options and warrants outstanding of 1,412,143 and 1,101,680, respectively, were excluded since their effect was anti-dilutive.


Note 3.        Comprehensive Income

The Company had no items of other comprehensive income during any of the periods presented, and, accordingly, net loss was equal to comprehensive loss for all periods presented.

Note 4.        Common Stock

On March 22, 2000, the Company completed an agreement with Delta International Holdings Limited and Delta Networks, Inc. for the private placement of 333,333 shares and 166,667 shares, respectively, of the Company's common stock at a purchase price of $3.00 per share payable in cash, or a total of $1,500,000. Such shares are restricted in that they may not be transferred or otherwise disposed of within the United States or Canada or to a citizen thereof for one year from the closing date. Thereafter the shares may not be transferred without an effective registration thereof under the Securities Act of 1933 or compliance with Rule 144 promulgated under such Act, unless the Company receives a legal opinion that such registration is not required. In addition, as part of the stock purchase agreement, the Company entered into a registration rights agreement wherein Delta International Holdings Limited and Delta Networks, Inc., has the right to request registration of their stock. Upon such a request, the Company would be required to file a form S-3 within 120 days of the request. In August 2000, the Company received a request from Delta Networks, Inc., and subsequently from Delta International Holdings Limited, requesting registration of their shares. As such, the Company plans on filing an S-3 registration statement within the time specified.

Note 5.        Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                 July 1,           October 2,
                                                  2000                1999
                                               ----------          ---------
     Raw materials and component parts         $       73          $     177
     Work-in-process                                  308                173
     Finished goods                                 3,101              2,313
                                               ----------          ---------
                                               $    3,482          $   2,663
                                               ==========          =========


Note 6.       Income Taxes

The Company recorded no provision for federal and state income taxes in fiscal 2000 and fiscal 1999, due to a valuation allowance on deferred tax assets established. The deferred tax assets consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding its recoverability.

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

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been genuine, i.e., UL approved, to twice the retail value if the United States Customs considers the violation not a first time offense. The Company believes this is a first time offense. For a first time offense, the United States Customs has mitigated most penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. The Company has accrued for its estimate of the potential penalty that may be assessed by the United States Customs. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement to the case. The Company has not yet received a reply to its request.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

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

FIN 44 is effective July 1, 2000, but certain other provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on the financial position, or results of the Company. Management does not expect that the adoption of the remaining provisions of FIN 44 will have a material effect on the financial position or results of operations of the Company.

Note 9.        Segment Information

Sales as a percent of total sales by geographic region for the first nine months of the year are as follows:

                                              2000               1999
                                              -----              ----
United States                                  74%                75%
Europe                                         19%                20%
Other                                           7%                 5%

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the three and nine months ended July 1, 2000, and the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. These forward looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary significantly from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2000 were approximately $6.7 million, a decrease of $1.2 million, or 15%, from net sales of $7.9 million for the third quarter of fiscal 1999. Sales of the Company's unmanaged hub and switching products were down $0.7 million, from $2.6 million to $1.9 million due to primarily significantly decreased average selling prices. Sales of the Company's adapter card products decreased $0.5 million, from $2.4 million to $1.9 million due primarily to competitive pressures and continuing decline in sales of the Company's older legacy adapters as Apple Computer continues to incorporate Ethernet into the motherboard of most of their new computers. OEM (Original Equipment Manufacturer) sales for the third quarter of fiscal 2000, remained approximately flat compared to the third quarter of fiscal 1999.

Net sales for the first nine months of fiscal 2000 decreased by approximately 23% to $21.7 million compared to $28.4 million for the first nine months of fiscal 1999. This decrease was due to several factors including a decrease of $3.0 million in the sales of older adapter due primarily to Apple Computer's continuing incorporation of Ethernet onto the motherboard of its newer products, and the decrease of $1.7 million, from $9.2 million, to $7.5 million, in sales revenues of the Company's unmanaged hubs and switches due primarily to sharp pricing declines for the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999. In addition, the Company experienced a continuing reduction in sales of its older managed switches and a delay in introduction of the Company's new high-end managed switch products during the quarter due to delays in receiving certain key components. For the nine months ended July 1, 2000, OEM sales declined $0.6 million, from $1.3 million to $0.8 million, however this decline was offset by increases in sales of the Company's USB and print router products.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 23% of net sales for the third quarter of fiscal 2000 and were approximately 26% for the first nine months of fiscal 2000. These percentages compare to 23% and 25% for the third quarter and first nine months of fiscal 1999, respectively. The percentage increase in international sales for the first nine months of fiscal 2000 as compared to fiscal 1999 was due in part to the decreases in sales domestically of the Company's adapter cards, and managed switch products.

The Company's gross profit (loss) as a percentage of net sales increased to 36.8% for the third quarter of fiscal 2000 as compared to (7.9%) for the same period in fiscal 1999. The Company's gross profit as a percentage of net sales increased to 37.9% for the first nine months of fiscal 2000 as compared to 6.4% for the same period in fiscal 1999. These improvements were due primarily to significant lower of cost or market write-downs and obsolescence adjustments for inventory in fiscal 1999. In addition, manufacturing costs for the first nine months of fiscal 2000 were significantly lower than the same periods in fiscal 1999, as the Company addressed the need to reduce such costs as a result of continued pricing pressures by introducing lower cost product lines.

Management anticipates sales of older managed products and adapter cards will continue to decline as a percent of total sales during the remainder of fiscal 2000, but sales of new products should offset decreasing sales of the Company's existing products.

Sales and marketing expenses decreased by $1.3 million, or 48%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, and decreased by $6.0 million, or 55%, in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. As a percentage of sales, these expenses were 21% in the third quarter of fiscal 2000 and 22% in the first nine months of fiscal 2000, compared with 35% and 38% in the third quarter and first nine months of fiscal 1999, respectively. The decreases in sales and marketing expenditures were due primarily to decreases in personnel and related costs, tradeshow participation, advertising related costs, and bad debts. The Company believes that sales and marketing expenses overall will remain flat or increase slightly for the remainder of fiscal 2000.

Research and development expenses decreased by $30,000, or 4%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and decreased by $0.2 million, or 8% in the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999. The decrease was due primarily to decreased depreciation expense related to retired ASIC development equipment, and to reduced overhead related costs. The Company expects that future spending on research and development will remain flat or increase slightly in absolute dollars for the remainder of fiscal 1999.

General and administrative expenses decreased by $0.1 million, or 21%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and decreased by $0.6 million, or 35%, in the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999. As a percentage of net sales, these expenses were 5% for the third quarter of fiscal 2000, and 6% for the first nine months of fiscal 2000, as compared with 6% and 7% for the third quarter and first nine months of fiscal 1999, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2000 is primarily related to reduced personnel related costs. The Company expects that general and administrative spending will remain constant or increase slightly for the remainder of fiscal 2000.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2000 to date and fiscal 1999 due principally to a valuation allowance on deferred tax assets established primarily for net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding its recoverability.

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

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10/100BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In addition, Gigabit Ethernet technology is increasingly being adopted in the backbone of large enterprises, and educational institutions. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of these technologies, as well as timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1.0 million for the nine months ended July 1, 2000, compared to $4.3 million for the nine months ended July 3, 1999. During the first nine months of fiscal 2000, the net cash utilized in operating activities resulted primarily from the increase in inventory of $0.8 million and the decrease in accounts payable of $2.4 million. Such uses were partially offset by cash provided by total net income adjustments of $0.6 million, consisting principally of depreciation, and provision for doubtful accounts, and the $1.8 million decrease in accounts receivable.

Net cash used in investing activities in the first nine months of fiscal 2000 and fiscal 1999 was insignificant. Regarding the Company's financing activities, in September 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 shares of the Company's outstanding common stock may be repurchased in the open market from time to time. As a result of such repurchase program the Company repurchased 51,500 shares for $89,000 in the first quarter of fiscal 1999. No shares were repurchased in fiscal 2000, and the program has been discontinued. In the second quarter of fiscal 2000 the Company completed the private placement of 500,000 shares of its common stock for $3.00 per share, or $1.5 million.

At July 1, 2000, the Company had cash, cash equivalents and short-term investments of approximately $5.3 million, as compared to $4.8 million at October 2, 1999. Working capital was $2.7 million at July 1, 2000, compared to $0.8 million at October 2, 1999. In October 1999, the Company obtained a bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. No borrowings have been made under the line of credit agreement.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2000, and for the first three quarters of fiscal 2001. If the Company continues to incur losses or requires additional funds for other purposes, there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

On September 30, 1999, the Company's stock ceased being traded on the NASDAQ National Market System and was moved to the OTC (Over The Counter) Bulletin Board. The Company has appealed this action, and the NASD Appeal Committee reviewed the Company's position on April 20, 2000, however, the Company's stock has not been relisted. At present Company cannot determine the effect this will have on the Company's ability to raise additional funding or investment, though at the present time, the Company believes the effect will be minimal.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

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

FIN 44 is effective July 1, 2000, but certain other provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on the financial position, or results of the Company. Management does not expect that the adoption of the remaining provisions of FIN 44 will have a material effect on the financial position or results of operations of the Company.


Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of July 1, 2000, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been genuine, i.e., UL approved, to twice the retail value if the United States Customs considers the violation not a first time offense. The Company believes this is a first time offense. For a first time offense, the United States Customs has mitigated most penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. The Company has accrued for its estimate of the potential penalty that may be assessed by the United States Customs. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement to the case.
The Company has not yet received a reply to its request.

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


Date:  August 15, 2000                         ASANTE TECHNOLOGIES, INC.
                                                     (Registrant)


                           /s/      By:   ANTHONY CONTOS
                                          ---------------------------------
                                          Anthony Contos
                                          Vice President, Finance and
                                          Administration
                                         (Authorized Officer and Principal
                                          Financial Officer)