Form 10-K
period 2000-09-30
ASANTE TECHNOLOGIES INC
filed 2000-12-29
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 2000

                                       or

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

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 24, 2000, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately 5,804,761. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of November 24, 2000, the Registrant had 9,915,129 shares of Common Stock outstanding.

                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on February 22, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS
                                                                         Page of
                                                                          Report
                               PART I

ITEM 1.  BUSINESS                                                            1

ITEM 2.  PROPERTIES                                                         14

ITEM 3.  LEGAL PROCEEDINGS                                                  14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                                17

ITEM 6.  SELECTED FINANCIAL DATA                                            18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                46


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 47

ITEM 11. EXECUTIVE COMPENSATION                                             47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                         47

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     47


                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K                                                           48

SIGNATURES                                                                  51

Asante, FriendlyNet, IntraCore, NetStacker, AsantePrint, and AsanteFAST are registered trademarks of Asante Technologies, Inc. Other product and brand names may be trademarks of registered trademarks of their respective owners.

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


                                     PART I

ITEM 1. BUSINESS

Founded in 1988, Asante Technologies, Inc. ("Asante" or the "Company") is a leading provider of network connectivity products for Apple Macintosh and PCs. The Company believes that it is the largest provider of networking solutions for the Apple platform.

The majority of the Company's products are designed for Ethernet networks. Ethernet is a type of network topology that determines how packets, or message units, are handled and sent across the network. Ethernet is the most widely used communication standard in Local Area Networks ("LAN"). The majority of these Ethernet products are designed to function at speeds of either 10 Mbps (standard Ethernet, or 10BASE-T) or 10/100 Mbps (known as "Fast Ethernet", or 100BASE-T). Additionally, Gigabit Ethernet has been increasingly adopted in the industry due to increasing bandwidth requirements needed at the backbone of the network brought about by the standardization of 10/100 Ethernet at the user level, and also due to the convergence of voice, data, and video across the same network infrastructure.

In 2000, the Company transformed its products and services to focus on providing high-speed local area network and Internet access. The Company sells to distributors and resellers who serve three primary customer markets:
educational, digital design, and small business markets or Small Office/Home Office (SOHO).

As the Internet market continues to evolve and grow, the Company believes that three trends will create significant business opportunities for the Company:

o Increasing demand to receive digital content (information, graphics, video, music, voice) locally and from the Internet;
o    Rapid acceptance and deployment of high-speed local area networks; and
o Increasing demand for broadband (high speed / high bandwidth) Internet access for small offices, home businesses and schools

The increasing availability of streaming audio and video and other digital media has driven demand in the industry towards formats with substantially larger file sizes requiring much larger storage requirements. MPEG-1, MPEG-2, MP-3, TIFF files are all examples of commonly used formats which have dominated the industry and user demand. Each format requires faster speeds, and greater bandwidth to transfer in a reasonable time.

Additionally, as business and users increasingly develop and use the internet as a means of communication, the need for increased speed and bandwidth is increasing phenomenally. According to Infonetics, Inc., in 1999 and 2000, the number of home Cable/DSL installations increased to $372 million, and is projected to grow to $974 million in calendar 2000. This increased bandwidth has enabled users previously connecting at 28.8 Kbps, or up to 56Kbps over their analog phone lines, to access the internet at speeds of up to 1.5 Mbps, enabling voice, data, music and video transfers over the internet. Additionally, the number of computer users and the use of digital voice, video, music and graphics has increased dramatically due to affordable higher speed processors, the cost effectiveness of Fast Ethernet (10/100, or 100 Mbps) networking and even the emergence of affordable Gigabit Ethernet products.

The Company's strategy is to capitalize on these trends with a comprehensive product and service portfolio encompassing innovative technologies, enhanced strategic sales channels, and strategic partnerships.

Innovative technologies.

In fiscal 2000, the Company invested in multi-service networks to support converged, high-speed data, voice and video networks. The Company also developed Gigabit Ethernet products for our high-end IntraCore and workgroup-oriented FriendlyNet product lines.

The greatly increased bandwidth and speed has been created primarily due to the emergence of 10/100 Ethernet technology taking over the desktop as the networking standard and to broadband technologies which are leading growth in internet connectivity. This increased bandwidth has created much greater demand and downward pricing pressures as the telephone companies and larger networking companies are pressured to deliver "all-in-one" LAN (Local Area Network), WAN (Wide Area Network), phone, fax, and video communications centers at attractive price points. With this new affordability and the emergence of newer technologies such as wireless and IP (Internet Protocol) telephony, and broadband technologies allowing easy connectivity in the home, the reality of the true home network is nearing. Additionally, small business can afford to have the same access to these resources and digital media prevously available only to large companies.

The Company pioneered integration of Internet technology into its network products. The Company continues to incorporate these technologies into its managed switches and Internet access products. The Company was the first to integrate Intranet technology into its new switches in the form of a built-in, Java-enabled HTTP server.

The Company's technological expertise is well positioned to take advantage of these growing markets to introduce all-in-one products to answer the needs of the converged network for homes and small businesses.

Strategic sales channels.

By expanding its distribution channels to meet the emerging Internet consumers, Asante expects to grow its sales through strategic partners and businesses that sell products and services on the Internet, while continuing to build traditional retail channels that provide revenue and profit opportunities.

The Company plans to seek additional business partners and alternative sales channels to increase its market share in its areas of expertise and will leverage these relationships to expand the markets for its new products and services going forward.

Strategic Partnerships.

In fiscal 2000, the Company announced several strategic partnerships designed to place the Company in a leadership position in several areas. The Company's alliance with Apple Computer and Broadcom enabled the Company to not only be the first Company to ship the industry's first Gigabit over Copper switches, but to offer it under $400 per port. For its advanced system business, the Company announced its partnership with IBM to develop future Layer 3 and above routing switches. Also, the Company is focusing its efforts into certain strategic business and technical relationships to increase its strength and presence in the market and to continue to introduce cutting edge technologies.

Our technological partners include companies such as National Semiconductor, IBM, Broadcom and Apple Computer, Inc., as well as several large Internet Service Providers (ISP's), and corporations.

In the beginning of fiscal 2001, the Company announced a partnership with National Semiconductor with the goal to bring truly affordable Gigabit over Copper solutions to the market place with a Copper Gigabit Ethernet adapter card priced under $150, versus comparable products currently priced between $300 and $400.

The Company's key competitive advantages are its ability to innovate within industry standards and deliver network solutions that are easier to install, configure and manage. Asante(R) is a strong brand name that is well-recognized in Apple Macintosh and SOHO markets.

The Company continues to develop and sell Ethernet and Fast Ethernet adapters to customers who use Apple Macintosh and iMAC computers. The Company historically has been heavily associated with Apple and therefore had focused its business on selling products into the Apple after-market. While the Company currently designs its products to work on all computer platforms and does not rely exclusively on new Apple product introductions, a large portion of its sales in the near term are expected to be related to Apple products. Any material decrease in sales of Macintoshes, iMACs, and Power PCs, further incorporation by Apple of networking connectivity into their products, or additional developments adversely affecting Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations.

Products

The Company offers both advanced, or managed, systems products (hubs and switches) and simple, easy to use unmanaged systems products. The Company's advanced switches, and hubs allow more sophisticated users the ability for increased administration, system analysis, identification of network communication problems, and security among other functions. The Company's unmanaged products feature easy to use, Plug-and-Play operation for the customer needing convenient connectivity at a cost-effective price, or just needing to extend an existing network. The Company's unmanaged, or SOHO products include Internet connectivity products (routers), hubs, switches, and adapter cards

Internet Connectivity Products (Routers)

During fiscal 1999, the Company introduced a family of routers designed to allow multiple SOHO or home users to connect to the Internet at the same time at increased speeds. In fiscal 2000, the Company introduced its new family of broadband Cable/DSL routers to meet the expanding demands of the rapidly growing broadband market. The Company plans to introduce additional Internet routers to meet the changing needs of the market. Current product development includes wireless, DSL and other emerging technologies.

The FriendlyNet 3004 allows up to 12 users to connect to the Internet via one Cable or DSL modem and includes a four port 10/100 switch for maximum performance and expandability. The 3004LC offers a parallel printer port in addition to a serial port for connection to an external redundant analog modem during those times the broadband connection may be experiencing difficulties. This feature also offers users who have not yet upgraded to broadband an upgrade path from analog to digital. These products have recently won top honors in PC World (Best Buy), MacWorld (4 mice award, and recommended product), and Macs Only among other publications.

The FriendlyNet ISDN router allows up to four users to connect to the Internet via one or two ISDN lines at speeds of up to eight times that of a standard 28.8 Kbps modem.

The FriendlyNet Dual 56K allows multiple users to simultaneously connect at 112 Kbps, or up to 168 Kbps with additional modems.

Switch Products

Asante's comprehensive line of switches includes multiple families of switches designed to meet the needs of both its vertical and horizontal market customers.

IntraCore Series Switches were introduced during fiscal 2000, and currrently consist of three new families of advanced managed multi-service 10/100/1000 Mbps switches. Each product offers Asante's award winning built-in HTTP management server software featuring Java-enabled features as well as other advanced features.

The IntraCore 9000 chassis multi-service switches are currently Asante's most sophisticated managed switches designed to provide maximum bandwidth for the network backbone and other high congestion situations, and offer multiple services, hot swappable architecture, as well as power redundancy. Each chassis may support up to 192 10/100 ports, or 16 Gigabit ports, fiber or copper. These products feature advanced management cababilities including IPMG multicast pruning which allows IS managers to filter out unwanted internet broadcast messages and unwanted data, VLAN (the ability to set up virtual LAN subgroups), RMON (Remote Monitoring and management of the network), SNMP mangement, as well as prioritization.

The IntraCore 8000 series of stackable switches offer a similar software feature set to the IntraCore 9000 series of products. These switches offer true wire speed (full Gigabit operation in full duplex mode, or bi-directionally) Gigabit performance, and in a test by the Tolly group in March 2000, the Company was rated as having the best value for performance available. Each switch comes with 24 built in 10/100 Ethernet ports, and can be stacked up to four switches high to support up to 192 ports of 10/100, or 96 10/100 ports and up to 12 Gigabit ports in a single stack configuration.

The IntraCore 6500 series of 10/100/1000Mbps switches were introduced in August 2000. The Company believes the IntraCore 6524 offers the best value and bandwidth of any Layer 2 switch in the market, while offering an extremely rich feature set including 24 10/100 ports plus two GBICs for the addition of fiber Gigabit, copper Gigabit, or 10/100 GBICs (a new, lower cost, standard allowing a much more cost effective upgrade path), and a large assortment of advanced multi-service. In addition, the Company plans to offer stackability to the product line in the near future.

The IntraSwitch 6000 series 10/100 switches provide maximum bandwidth for those customers requiring solutions for high congestion situations. These products feature an integrated HTTP management server with Java-enabled features, as well as other advanced functions. The IntraSwitch 6000 series of switches currently ships in a 24 port configurations and are based on the Company's proprietary ASIC (application specific integrated circuit, or multi-function chip) technology. In addition, these switches offer the customer additional management features and a migration path for those customers requiring a Gigabit backplane.

The FriendlyNet 400/4000P/5000P series switch family features low cost, high performance 10/100 Mbps unmanaged switches for smaller networks and other users with high bandwidth needs. The switches feature NWay auto-negotiation to automatically determine either 10 or 100 Mbps operation and currently come in 5, 8, 16, and 24 port configurations.

The Company also offers the FS3208 FriendlyNet switch family, a 10 Mbps, eight port unmanaged switch with two 10/100 port uplinks.

Gigabit Adapters and Other Gigabit Products

Gigabit Over Fiber Solutions

The Company shipped its first Gigabit products in February 1999. These products included a full-featured Gigabit card. Additionally, in the second quarter of fiscal 1999, the Company introduced the industry's first unmanaged Gigabit switches designed to complement its current switch products and provide high-end solutions at affordable prices for those customers with large bandwidth needs. The Company's 7000 series switches feature 8, 16, and 24 port solutions. The Company plans on investing in additional research and development on Gigabit technology to meet the needs of its customers requiring implementation of a Gigabit solution to the backbone of their networks.

The Company compliments these switches, with a high performance Gigabit over fiber Ethernet card, for incorporation into a server or power user.

Gigabit Over Copper Solutions

In February 2000, the Company led the industry in introducing the world's first Gigabit Ethernet over copper unmanaged system products in partnership with Broadcom Communications, Inc. In July 2000, the Company announced a joint partnership with Apple Computer and Broadcom in a drive to bring affordable Gigabit Ethernet over Copper to the desktop. The first switch product introduced was the GX4 Model 400 switch, which delivers over ten times the available bandwidth per port of a standard 100 Mbps

(Fast  Ethernet)  connection,   and  can  transmit  and  receive  at  1000  Mbps
simultaneously, and comes with circuitry which self-corrects for the most common types of wiring errors.

The GX4-224 includes two copper 100/1000 ports and 24 10/100 ports. This switch offers the best value of 10/100 connectivity along with two Gigabit ports for connection to a high speed server, or for power users compared with other solutions on the market today.

In November 2000, the Company announced a partnership with National Semiconductor to bring a Gigabit over Copper adapter card to market at a target price of approximately $150, less than half the price of current competition. The adapter ships with drivers for Windows, Unix, Novell, and Linux operating systems. The Company also offers another card in this family compatible with Apple OS, in addition to the operating systems available above.

10Base-T/100BASE-TX (Fast Ethernet) Shared Systems

In addition to switches, the Company offers a strong family of dual speed 10/100 Fast Ethernet systems and adapters to allow customers to connect personal computers and high performance servers over a corporate Intranet and offer a cost effective way to transition to 100BASE-T networking.

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

Fast Ethernet Adapter Cards

The Company's AsanteFast 10/100 dual speed adapters provide all-in-one compatibility to 10BASE-T and 100BASE-TX Ethernet networks for personal computers utilizing standard PCI bus architecture. The product plugs into the PCI slot of the computer and automatically configures itself to the system. It utilizes an "auto-negotiating" feature that senses whether the network hub speed is 10 Mbps or 100 Mbps and sets the adapter speed accordingly. As such, the product allows the customer to move from the existing 10BASE-T network to a new Fast Ethernet network. The Asante Fast 10/100 has four LED lights to assist with trouble shooting and to indicate connection speed, link integrity and data traffic. The Company's PCI cards ship with Windows, Linux, UNIX, Macintosh, and Power PC drivers for cross platform compatibility with most significant operating systems.

The Company also offers FriendlyNet 10/100 PC Fast Ethernet family of adapters designed to be price/technology leaders for Linux, Unix, Windows 98/NT, and NetWare.

10BASE-T Systems and Adapter Cards

In fiscal 2000, the trend for sophisticated users and many new businesses has continued to move to 10/100 Ethernet technology. However, the demand for low cost 10 Mbps Ethernet technology from more price-sensitive and home customers remained. In a recent article in Network Computing, demand for 10 Mbps technology will continue to decline at a rate of 20-25% per year. The trend to 10/100 technology is particularly strong in the kindergarten through grade 12 education market and the smaller SOHO user in which the Company has a strong reputation and product name recognition. The Company expects that sales levels in the 10 Mbps market will continue to decline as pricing for switching technology and 10/100 Mbps shared Ethernet technology have made adoption of these standards more attractive, and the increasing use of Internet traffic and data, voice, and video over the same cabling begins to necessitate the use of faster speeds for some applications.

The FriendlyNet 10T Hubs in 5-port and 8-port product configurations also comprise a family of inexpensive, non-intelligent Ethernet hubs designed to meet the needs of the economy-minded user, small business, and home network. Their smaller size makes them ideal for small businesses and personal or home users who have limited workspace.

Adapter Cards for Macintosh Computers. The Company sells an Ethernet adapter card and transceiver product line supporting all Macintosh platforms and all Ethernet cabling options. The Company also offers AsantePrint that allows older printers to be connected to 10 Mbps networks.

Other Client Access Products. Asante offers a family of converters to connect LocalTalk devices to an Ethernet network. These converters connect from two to eight devices such as printers to an Ethernet network. In addition, the Company offers FriendlyNet media adapters to connect PC and Macintosh computers or printers with built-in Ethernet support to an Ethernet network.

Personal Connectivity: USB products

With the increase of faster PCs and LAN communications comes the ability in the SOHO and home networking market to support an advanced environment including multiple printers and multimedia devices. USB (Universal Serial Bus) technology offers users an inexpensive method to increase a system's number of ports, or connectivity options. These products offer customers additional connectivity to networks, peripherals, and other devices such as digital cameras, printers, scanners and the like. Asante currently carries five products in its USB family, which is one of the industry's easiest to use and most flexible technologies.

USB Hubs. The Company currently offers three FriendlyNet USB hubs to meet the needs of its customers. The four and seven port USB hubs are perfect for connecting a variety of USB peripheral devices to a USB Macintosh or PC computer, allowing sound, controller devices, cameras and the like to be connected easily. These FriendlyNet USB hubs offer auto-partitioning for isolation of malfunctioning devices or ports and support a dual power mode.

Software Products

Software design and implementation is a key component of all Asante products. Separately, the Company markets several cutting edge software products.

In the first quarter of fiscal 2000, the Company introduced several product bundles in its FriendlyShare family. FriendlyShare offers home and small business users a simple way to allow IMAC's, Macintoshes to share Internet connections with other Macintoshes and PCs. FriendlyShare offers simplicity of use, automatic server configuration, and has built-in two-way security along with an integrated firewall to prevent other users and remote users from accessing sensitive data.

Technology

The Company is a provider of leading edge products in the Ethernet networking industry. The Company introduced the first 100 Mbps stackable hub system products in 1995 and has continued to bring new technology to the market ahead of competition. In addition, the Company continued to ship products based on its proprietary 10/100 ASIC chip allowing the Company to offer high performance switches at competitive prices. The Company is continuing its development of new and enhanced products for connecting to the Internet and corporate Intranets. The Company has and will continue to focus efforts to expand its Gigabit product line.

The Company was one of the first to ship fully integrated management software with its products, providing powerful capabilities only found in much costlier third party software products. In addition, the Company has continued to offer cutting edge software products over the past several years such as NetDoubler and FriendlyShare.

Marketing and Distribution

The Company markets its products in three main channels: first, through a two tier distribution channel which sells primarily to commercial and corporate users; second, the Company sells directly to a large number of educational institutions; and third, through a number of Original Equipment Manufacturer
(OEM) customers and several large corporate customers.

Asante's major distributors are leading wholesale distributors of computer products in North America. To supplement the efforts of these distributors overseas, the Company has appointed international distributors for specific territories. All of the Company's distributors are appointed on a non-exclusive basis. Fulfillment of products to e-commerce customers are typically handled through the Company's distribution channel.

Asante also sells its products directly to major universities and educational institutions to take advantage of the significant penetration of the Company's products in these markets.

From time to time, the Company pursues OEM opportunities which it believes make sense to the Company's current business plan. These relationships may typically cause fluctuations in the Company's business based on the Company's ability to locate, or maintain various OEM opportunities and the ability of the Company to offer cutting edge, cost effective technology of interest to its OEM customers. Despite sales declines to OEM customers in fiscal 1998 through fiscal 2000, the Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales are expected to continue to constitute a smaller portion of the Company's total sales in fiscal 2001.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 23%, 24%, and 22% of the Company's net sales in fiscal years 2000, 1999, and 1998, respectively. The Company experienced reduced sales in all three areas, primarily in Europe where sales declined approximately 35% since fiscal 1999 due to factors similar to those encountered domestically. Sales in Asia Pacific decreased slightly in fiscal 2000, compared to the prior year due primarily to competition from Asia manufacturing and softness in demand in Macintosh related products.

The Company believes that it has good relationships with its distributors and intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates and promotes its products and builds brand name recognition by extensive trade advertising, participation in industry trade shows, and other marketing efforts. As of September, 2000, the Company supported the sales efforts of its distributors with 21 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories and with 14 outside sales representatives.

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

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of some distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. During fiscal 2000, the Company took action to eliminate Pinacor, a distributor of the Company, as a primary distributor due to perceived financial risk. Subsequently, Pinacor initiated Chapter 11 bankruptcy proceedings. In the beginning of the fourth quarter, the Company ceased product shipments to Merisel USA, due to a perceived risk of financial exposure. The debt write-off to these two distributors did not exceed $265,000 in fiscal 2000. Although the Company has increased its business with its other distribution channels, it does not believe it has completely offset the loss of revenues from the cessation of business with the two aforementioned distributors, however the Company has taken steps to increase its channels which it believes will benefit the Company over the next year. A reduction in the sales effort by any of the Company's other major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes, except as described above, that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

In fiscal 1998, the Company adopted a limited lifetime warranty of its existing unmanaged products and new 10/100 6000 series managed and 4000 series unmanaged switches. Most new products contain limited warranties ranging from one year to five years. These limited warranties exclude from lifetime coverage the fan and power supply included with its products, due to the shorter life expectancy of these parts. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a limited lifetime warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations. The Company plans on reviewing its warranty policy as it brings new products to market to offer its customers competitive policies while reducing its exposure to adverse warranty claims.

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

Engineering and Product Development

The markets for the Company's products continue to be characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Asante believes that maintaining its market position in the Apple Macintosh connectivity market and expanding its presence in the multi-platform market requires continuing investment to develop new products, enhance existing products and reduce manufacturing costs.

As of September 30, 2000, the Company had 12 employees engaged in engineering and product development. During the fiscal years 2000, 1999, and 1998, the Company's engineering and product development expenses were approximately $3.0 million, $3.9 million, and $7.3 million, respectively.

The Company continues to invest significant resources in engineering projects and will continue to focus additional resources as needed in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, in fiscal 2001 and going forward, the Company will continue to focus additional efforts in the areas of imbedded software design, development of additional switches and other LAN-edge devices, WAN router products, wireless, and on system integration. The Company will also continue product development efforts to expand its Gigabit product line.

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

Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. The subcontractors include Orient Semiconductor Electronics, Ltd.("OSE"), an assembler of semiconductor and printed circuit boards based in Taiwan, Delta Network, Lite-on Communications, as well as other manufacturers based in California, Taiwan and China. Both OSE and Delta are stockholders of the Asante. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to quality issues have not been material.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 2000, the Company purchased $3.8 million of goods from OSE and purchased $7.9 million of goods from Delta Networks, Inc. (See Note 5 of Notes to Financial Statements). The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experiences financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company or otherwise fails to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing supply through alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE, Delta and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source, and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs and certain ASICs used in the Company's 10/100 and Gigabit switching products as well as ASIC's used in several of the Company's other products including the Company's Print Router products. The Company does not have a long-term supply agreement with any of its suppliers. The Company believes that certain key components remain in short supply and from time to time receives only limited allocations of these products which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on OSE, Delta and other subcontractors to procure many of the components used in the Company's products. These subcontractors procure and stock components and subassemblies based on the Company's purchase orders.

Competition

The markets for the Company's products are highly competitive, and the Company believes that such competition will continue to intensify. Competitive trends in the Company's markets are continuing declines in average selling prices, coupled with improvements in product features and performance. The Company expects such trends will continue.

In the market, the Company competes with Cisco Systems, Nortel, 3Com, Intel, Netgear, Linksys, and many smaller companies. Competition from these and other companies, including new entrants, is expected to intensify, particularly in the SOHO, workgroup, and departmental user markets. Many of the Company's competitors in these markets are more established, enjoy significant name recognition and possess far greater financial, technological and marketing resources than the Company.

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

In the Macintosh client access market, Apple develops and markets products that compete directly with certain of the Company's client access products. The Company also competes with a number of other companies in this market. Apple provides Ethernet connectivity in its computers which has adversely affected sales of the Company's client access products. The Company also relies on an informal working relationship with Apple in connection with the Company's product development efforts. Apple is likely to continue to introduce competitive products and has significantly greater financial, marketing and technical resources than the Company. Furthermore, no assurance can be given that Apple will not pursue a more aggressive strategy with respect to competitive products, or in other ways attempt to make the sale of add-on products by third party developers and vendors such as the Company more difficult. If Apple takes any of such actions, the Company's business, financial condition and results of operations would be materially and adversely affected. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal 2000, a smaller portion of the Company's sales represented products sold to OEMs than in fiscal 1999. While the Company has pursued and will continue to pursue additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional large product volume arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs additional large OEM agreements in the near future, the Company expects that OEM sales will decrease slightly as a percentage of total revenue in fiscal 2001.

A significant percentage of the Company's sales in fiscal 1999 and fiscal 2000 was derived from products designed for use with Macintosh Power PC, and iMAC computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple's competition in the Company's adapter card market and incorporation of Ethernet into the motherboard of a large portion of its products, and Apple's decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Proprietary Rights

The Company is currently evaluating several domestic and foreign patent applications relating to its software and systems technology. The Company is currently filing renewals on several of its existing patents.

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

Employees

As of September 30, 2000, the Company had 70 employees, including 12 in engineering and product development, 23 in manufacturing operations, 21 in marketing, sales and support services, and 14 in corporate administration. The number of employees reflects a reduction in workforce from fiscal 1999 as a result of the restructuring which began in the third quarter of fiscal 1998, and activities designed to streamline operations.

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


ITEM 2. PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies this 14,700 square foot facility under a lease that expires on August 31, 2004, with an option to extend for an additional five years. During 1999 the Company closed the majority of its leased sales offices in connection with its restructuring activities. The Company currently has leased sales offices in Utah, and Oregon. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. See Note 8 of Notes to Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation only, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16, 1998, the Special

Master appointed by the court issued a report agreeing in most material respects, with the defendants' interpretation of the alleged patent claims. Subsequently, and by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case and entered judgment in favor of the defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. A ruling on the appeal is not expected until the year 2001.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its request.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of December 10, 2000, and certain information regarding each of them are as follows:

   Name                Age                  Position with the Company
   ----                ---        ----------------------------------------------
Wilson Wong            53         President and Chief Executive Officer
Rusty Callihan         51         Vice President of Sales
Anthony Contos         37         Vice President of Finance and Administration
Jim Hsia               38         Vice President of Marketing
Robert Young           57         Vice President of Operations
John Jeng*             44         Vice President of Operations

*Mr. Jeng resigned as Vice President of Operations in April, 2000.

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

Mr. Rusty Callihan rejoined the Company in August 1999 and currently serves as Vice President of Sales. Mr. Callihan initially joined the Company in October 1990 and served in various sales positions until July 1996. Prior to rejoining the Company Mr. Callihan was the Vice President of Sales for UMAX Corporation from June 1997 to July 1998. He also held senior sales management positions with RasterOps Corporation and Apple Computer Inc.

Mr.  Anthony  Contos  joined the  Company  in June 1994,  and has served as Vice
President of Finance and Administration, and corporate Secretary since August 1999. From October 1997 to August 1999 he served as the Company's Corporate Controller/Director of Finance. Prior to joining the Company Mr. Contos was a financial consultant for Electronic Arts, Inc. where he was responsible for the international consolidation activities. Prior to that he was the financial and operations analyst with Ross Stores.

Mr. Jim Hsia joined the Company in September 1999 and has served as Vice President of Marketing for the Company. From February 1996 to September 1999 Mr. Hsia was the Vice President of Marketing at ZNYX Corporation. Prior to that he held various marketing positions at National Semiconductor, Eagle Technology (a business unit of Artisoft), Accton Technology and 3Com Corporation.

Mr Robert Young joined the Company in December 1998, has served as Vice President of Operations since October 2000. Mr. Young assumed the position of Vice President of Operations previously held by Mr. John Jeng. From October 1998 to October 2000, he served as the Company's Director of Quality Control. From June 1996 to October 1998, Mr. Young was self employed as a Real Estate Agent. From February 1995 to June 1996, Mr Young was a Manufacturing Quality Consultant. From November 1993 to February 1995, Mr. Young was Vice President of Operations for Apaq Technogy.

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

Fiscal 2000                         High                 Low
---------------------------------------------------------------------
First quarter                      $5  1/8             $  11/16
Second quarter                     $3  3/8             $1 11/16
Third quarter                      $2  5/8             $   7/8
Fourth quarter                     $2  1/8             $   7/8


Fiscal 1999                         High                 Low
---------------------------------------------------------------------
First quarter                      $2  1/2             $1
Second quarter                     $1 31/32            $  13/16
Third quarter                      $1                  $   9/16
Fourth quarter                     $2  1/4             $   3/4


As of November 30, 2000, there were 101 stockholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

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

In March 2000, the Company sold 500,000 shares of its common stock for gross proceeds of $1.5 million. The shares were sold to one corporate entity in a private transaction. The shares were issued pursuant to a claimed exemption from registration under Section 4(2) of the Securities Act of 1933 as a private placement to one investor which acquired the shares with investment intent.

Under a stock repurchase plan approved September 16, 1998, the Company could repurchase up to 500,000 shares of its outstanding Common Stock over a period of up to one year. Pursuant to this program, the Company had repurchased 67,000 shares of its common stock for $117,200 as of October 2, 1999 and 15,500 shares of its common stock for $28,400 as of October 3, 1998.

As of September 30, 2000, the Company has reissued 66,850 of the Treasury shares to satisfy its Employee Stock Purchase Plan (ESPP) activities.


ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)                                                   Year ended
                                                         --------------------------------------------------------------------------
                                                           2000            1999             1998             1997            1996
                                                         --------        --------         --------         --------        --------
Statement of Operations Data:
Net sales                                                $ 29,280        $ 37,488         $ 51,433         $ 83,279        $ 66,990
Income (loss) from operations                            $    200        $(13,863)        $(12,450)        $  2,331        $ (1,338)

Net income (loss)                                        $    392        $(14,161)        $(14,435)        $  1,926        $   (457)

Diluted net income (loss) per share                      $   0.04        $  (1.53)        $  (1.57)        $   0.21        $  (0.05)

Balance Sheet Data:
Working Capital                                          $  3,251        $    751         $ 13,645         $ 26,727        $ 25,101

Total assets                                             $ 13,222        $ 13,345         $ 30,359         $ 40,567        $ 39,966

Stockholders' equity                                     $  3,679        $  1,682         $ 15,850         $ 29,874        $ 26,909


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, including switch products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended September 30, 2000, October 2, 1999, and October 3, 1998, respectively:

                                             2000         1999           1998
                                            ------       ------         ------
Net sales                                    100.0%       100.0%         100.0%
Cost of sales                                 63.4         86.8           69.9
                                            ------       ------         ------
Gross profit                                  36.6         13.2           30.1
                                            ------       ------         ------
Operating expenses:
   Sales and marketing                        20.2         33.6           32.2
   Research and development                   10.4         10.4           14.3
   General and administrative                  5.3          6.1            7.0
   Restructuring                                 -           -              0.8
                                            ------       ------         ------
     Total operating expenses                 35.9         50.1           54.3
                                            ------       ------         ------
Income (loss) from operations                  0.7        (37.0)         (24.2)
Interest and other income (expense), net       0.6         (0.8)           0.9
                                            ------       ------         ------
Income (loss) before income taxes              1.3        (37.8)         (23.3)
Provision (benefit) for income taxes             -          -              4.8
                                            ------       ------         ------
Net income (loss)                              1.3%       (37.8)%        (28.1)%
                                            ======       ======         ======


Net Sales

Net sales decreased 21.9% to $29.3 million in fiscal 2000 from $37.5 million in fiscal 1999. Net sales were $51.4 million in fiscal 1998. The decrease in net sales from fiscal 1999 to fiscal 2000 was due to several factors including heavy competitive pressures and the continued incorporation of Ethernet onto the motherboard of Apple's newer computers causing a continued decline in older connectivity products of approximately $4.7 million, a reduction in unmangaged hubs of $2.1 million due to price declines and reduction in sales of 10 Mbps product, a reduction in managed systems of $2.2 million due to the continuing decline in shared systems, and the late introduction of the Company's IntraCore 8000 and 9000 switches due to delays in availability of certain ASIC's. These decreases were partially offset by introduction of the Company's new unmanaged Gigabit products, Cable/DSL routers, and USB products.

In fiscal 2000 and 1999, one customer, Ingram, accounted for 48% and 42%, respectively, of the Company's total sales. This customer represented 33% of the Company's sales in fiscal 1998.

The decrease in net sales from fiscal 1998 to fiscal 1999 was due to several factors including a decrease in OEM sales of $2.2 million, which declined from $3.5 million to $1.3 million, a decline in connectivity product sales of approximately $6.7 million due to heavy competitive price pressures and the continued incorporation of Ethernet onto the motherboard of Apple's newer computers causing a continued decline in older adapter card sales, a reduction in sales for older 10 Mbps unmanaged shared hubs of $0.5 million due primarily to price decreases, the reduction of approximately $2.0 million of sales into the distributor channel, and a decrease of approximately $5.5 million of sales of the Company's older managed system products. These decreases were partially offset by increases in sales of the Company's 10/100 unmanaged hubs and switches of approximately $2.0 million and an increase in print router sales of $1.2 million.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 23%, 24%, and 22% of net sales in fiscal 2000, 1999, and 1998, respectively as a percentage of total sales. This decline was caused by a decline in sales in Europe due primarily to price decreases and competition from Asian manufacturers. The Company believes that its newer product lines will offset to some extent the decline from in international sales which occurred from fiscal 1999 to 2000. Sales in Asia Pacific and

Canada for fiscal 2000 remained fairly flat, compared to fiscal 1999. The Company will continue to focus its efforts on increasing sales internationally over the next several quarters but cannot be sure that its efforts will be successful.

Although the proportion of international sales increased in fiscal 1999, compared to fiscal 1998, the Company experienced reduced sales in Europe, Canada, and Asia Pacific, but primarily in Canada where sales declined approximately 40% since fiscal 1998 due to factors similar to those encountered domestically. Sales in Asia Pacific declined 54% in fiscal 1999 compared to the prior year due primarily to the continuation of the weak Asian economy and softness in demand in Apple Macintosh related products that began in fiscal 1998. As a result of continuing declines, the Company closed is sales offices in Taiwan and the United Kingdom during fiscal 1999.

The Company believes heavy competitive pressures that began in fiscal 1998 and extended through 2000 will continue during fiscal 2001. Although the Company experienced significant unit increases in several of its product lines such as its 10/100 PCI adapter card and USB products, price declines offset increases in unit sales. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline and that sales of older managed products and adapter cards as a percent of total sales will continue to decline in fiscal 2001.

Cost of Sales and Gross Profit

The Company's gross profit as a percentage of net sales increased to 36.6% in fiscal 2000 from 13.2% in fiscal 1999. The gross profit as a percentage of net sales was 30.1% in fiscal 1998. The increase in fiscal 2000 compared to fiscal 1999 was primarily due to tighter controls over inventories, improved management of product life cycles leading to reduced write-offs of obsolete products, reduced channel discounts, and reduced price protection activities resulting from reduced levels of inventory in the distributor channel. Additionally, the Company has realized overhead benefits from moving its manufacturing offshore. The decrease during fiscal 1999, compared to fiscal 1998, was due primarily to the decreased sales levels and inventory write-offs of the Company's older legacy adapter cards, managed system products and component level inventories. During fiscal 2000, sales prices continued to be affected by heavy competitive pricing pressures. In response to this, the Company has brought to market and plans to continue to bring to market lower cost replacement products. Although the Company believes it is in a competitive position at present, the Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

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

Sales and Marketing

Sales and marketing expenses were $5.9 million in fiscal 2000 compared to $12.6 million in fiscal 1999, or a decrease of 53.0%. Fiscal 1999 sales and marketing expenses decreased $4.0 million, or 24%, compared to $16.6 million in fiscal 1998. As a percentage of net sales, sales and marketing expenses were 20.2%, 33.6%, and 32.2% in fiscal 2000, 1999, and 1998, respectively. The reduced fiscal 2000 expenditures, reflect tighter controls over advertising, Co-operative advertising programs, and mail order related expenditures, reduction of unprofitable channels, reduced personnel and related costs, and the effect of lower revenue levels. The decrease in sales and marketing expenses since fiscal 1998 was due primarily to decreases in personnel and related costs, tradeshow participation, outside service related costs, which were partially offset by increases in outside representatives, advertising and product collateral related costs and a write-off of $0.7 million in prepaid advertising credits.

The Company expects that its sales and marketing expenses will increase in fiscal 2001 in absolute dollars, but should remain fairly flat as a percent of total sales.

Research and Development

Research and development expenses decreased by 21.7% to $3.0 million in fiscal 2000, from $3.9 million in fiscal 1999. Research and development expenses were $7.3 million in fiscal 1998. As a percentage of net sales, research and development expenses were 10.4%, 10.4%, and 14.3%, in fiscal 2000, 1999, and 1998, respectively. The decrease in research and development expenses from fiscal 1999 to fiscal 2000 was due to decreases in personnel related expenditures as a result of lower staffing levels, and depreciation expense. The decrease in research and development expenses from fiscal 1998 to fiscal 1999 was due to decreases in prototype materials, personnel, and outside consulting services primarily related to the Company's strategic decision to leverage the engineering expertise of certain of its key suppliers. The reduced spending in these areas resulted from decreased product development activities for the Company's proprietary 10/100 switch ASIC and reduced recruitment related expenses, which were partially offset by the Company's write-off of certain idle fixed assets related to its research and development activities.

The Company expects that spending on research and development in fiscal 2001 will increase in comparison to fiscal 2000 in absolute dollars, while the Company will continue to leverage the engineering expertise of its strategic partners.

General and Administrative

General and administrative expenses decreased to $1.6 million in fiscal 2000 from $2.3 million in fiscal 1999. General and administrative expenses were $3.6 million in fiscal 1998. As a percentage of net sales, general and administrative expenses were 5.3%, 6.1%, and 7.0% in fiscal years 2000, 1999, and 1998, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2000 is primarily related to reduced consulting, personnel and outside service related expenditures. The decrease in general and administrative expenses in absolute dollars in fiscal 1999 compared with 1998, was primarily related to reduced consulting, legal, outside service related expenditures, and personnel related costs.

The Company expects that general and administrative expenses will remain flat or increase slightly in fiscal 2001 in absolute dollars and may increase slightly as a percent of total sales.

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

The Company also recorded during the third quarter of fiscal 1998 a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs included employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force in fiscal 1998 consisted of approximately 40 employees, primarily from the sales and marketing departments. The Company had utilized all of the restructuring reserve recorded in fiscal 1998 by October 2, 1999.

The Company's action plan included the release of proprietary ASIC-based switches, development of retail channels, changes in the Company's financial model, and realignment of its cost structure, designed to better position the Company going forward and which the Company believes will leverage its strengths.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2000 due principally to a valuation allowance on deferred tax assets being recorded and the Company's net operating loss carry forwards were sufficient to offset any significant tax liability. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding its recoverability. The Company's effective tax rate was 0.0% for fiscal 2000, 1999, and (20.6%) for fiscal 1998.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by fierce competition, rapidly changing salary structures, and a shortage of the workforce in general. As of the end of the Company's fiscal year, unemployment in the Bay Area is approximately only 1.6%. These conditions could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

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

Liquidity and Capital Resources

During fiscal 2000, the Company's operating activities provided cash of $0.1 million. During fiscal 1999 and 1998, the Company's operating activities utilized $3.9 million and $4.0 million, respectively.

During fiscal 2000, net cash provided by operating activities resulted primarily from the net income of $0.4 million and a reduction in accounts receivable of $1.2 million. Such cash provided was partially offset by an increase in inventory of $2.0 million, and reductions in accounts payable and shareholder payable of $1.3 million and $0.6 million, respectively. Depreciation and amortization and provisions for losses of inventory totaled $2.6 million. Days of sales outstanding in accounts receivable, net, decreased to 30 days at the end of fiscal 2000 compared to 45 days at the end of fiscal 1999.

Net cash provided by or used in investing activities in fiscal 2000 and fiscal 1999 was insignificant. In fiscal 2000, 1999, and 1998 respectively, purchases of property and equipment totaled $0.1, $0.1, and $0.7 million, respectively. In fiscal 2000, net cash provided by financing activities amounted to $1.6 million, due primarily to private placement equity amounting to $1.5 million. In fiscal 1999, cash provided by, or used in financing activities was insignificant. During fiscal 1998, the Company generated cash from financing activities of approximately $0.4 million from the exercise of employee stock options and the Company's employee stock purchase plan. On September 23, 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 500,000 of the Company's outstanding common stock could be repurchased in the open market from time to time. The Company did not repurchase shares during fiscal 2000. As a result of such repurchase program the Company repurchased 51,500 shares for $89,000 in fiscal 1999 and 15,500 shares for $28,000 in fiscal 1998.

At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $6.4 million as compared to $4.8 million at October 2, 1999. Working capital was $3.2 million at September

30, 2000, compared to $0.8 million at October 2, 1999. The Company has a line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory and bears interest at the bank's prime rate plus 2.0%-2.75% dependent upon the Company's performance during the year. As of December 6, 2000, the Company had renewed this line of credit, which will expire on December 6, 2001. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The-Counter (OTC) Bulletin Board. During the fiscal year 2000, the Company successfully completed a $1.5 million private placement of 500,000 shares of common stock, however the Company's access to further equity finance could be effected by the level of the Company's share price and the Company's listing status.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2001. However, the Company has incurred substantial operating losses in the past and may seek additional financing. If additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

Year 2000 Issue

The Company established a formal program with a project team to address this issue and achieve readiness. The Company believed it had no material issues related to the year 2000 issue, and did not experience any material adverse effect due to the year 2000 issue.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 31, 2000. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

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

FIN 44 was effective July 1, 2000, but certain other provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position, or results of the Company.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of September 30, 2000, the Company's cash and investment portfolio comprised primarily money market securities, and did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales and purchases are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

  Report of Independent Accountants                                          28

  Balance Sheets at September 30, 2000, and October 2, 1999                  29

  Statements of Operations for the years ended September 30, 2000,
    October 2, 1999, and October 3, 1998                                     30

  Statements of Stockholders' Equity for the years ended
    September 30, 2000, October 2, 1999, and October 3, 1998                 31

  Statements of Cash Flows for the years ended September 30, 2000,
    October 2, 1999, and October 3, 1998                                     32

  Notes to Financial Statements                                              33

  Quarterly Results of Operations (unaudited)                                46

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts and Reserves               53

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our  opinion,  the  financial  statements  listed in the  accompanying  index present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 30, 2000 and October 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statements schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
San Jose, California
October 30, 2000, except for note 10,
as to which the date is December 1, 2000

                                                      ASANTE TECHNOLOGIES, INC.

                                                           BALANCE SHEETS
                                                     (in thousands, except share
                                                       and per share amounts)


                                                                                                    September 30,        October 2,
                                                                                                         2000                1999
                                                                                                       --------            --------
Assets

Current assets:
     Cash and cash equivalents                                                                         $  6,433            $  4,808
     Accounts receivable, net of allowance for doubtful accounts, rebates and sales returns of $4,193 and $5,771 in 2000
         and 1999 respectively                                                                            3,233               4,414
     Inventory                                                                                            2,605               2,663
     Prepaid expenses and other current assets                                                              523                 529
                                                                                                       --------            --------
            Total current assets                                                                         12,794              12,414


Property and equipment, net                                                                                 261                 713
Other assets                                                                                                167                 218
                                                                                                       --------            --------
            Total assets                                                                               $ 13,222            $ 13,345
                                                                                                       ========            ========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                                                  $  3,776            $  5,027
     Accrued expenses                                                                                     5,437               5,705
     Payable to stockholder                                                                                 330                 931
                                                                                                       --------            --------
            Total current liabilities                                                                     9,543              11,663
                                                                                                       --------            --------

Commitments and contingencies (Notes 8 and 9)


Stockholders' equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;
         no shares issued or outstanding in 2000 and 1999                                                                     --
     Common stock, $0.001 par value; 25,000,000 shares authorized;
         9,912,463 and 9,301,272  shares issued and outstanding in
         2000 and 1999 respectively                                                                          10                   9
     Additional paid-in capital                                                                          28,360              26,873
     Treasury Stock                                                                                        --                  (117)
     Accumulated deficit                                                                                (24,691)            (25,083)
                                                                                                       --------            --------
            Total stockholders' equity                                                                    3,679               1,682
                                                                                                       --------            --------
            Total liabilities and stockholders' equity                                                 $ 13,222            $ 13,345
                                                                                                       ========            ========

                             The accompanying notes are an integral part of these financial statements.

                                                      ASANTE TECHNOLOGIES, INC.

                                                      STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)


                                                                                                   Year ended
                                                                                ---------------------------------------------------
                                                                              September 30,         October 2,            October 3,
                                                                                  2000                 1999                  1998
                                                                                --------             --------              --------
Net sales                                                                       $ 29,280             $ 37,488              $ 51,433
Cost of sales                                                                     18,555               32,557                35,959
                                                                                --------             --------              --------
Gross profit                                                                      10,725                4,931                15,474
                                                                                --------             --------              --------

Operating expenses:
     Sales and marketing                                                           5,930               12,609                16,587
     Research and development                                                      3,042                3,883                 7,346
     General and administrative                                                    1,553                2,302                 3,591
     Restructuring                                                                  --                   --                     400
                                                                                --------             --------              --------
          Total operating expenses                                                10,525               18,794                27,924
                                                                                --------             --------              --------

Income (loss) from operations                                                        200              (13,863)              (12,450)
Interest and other income (expense), net                                             192                 (298)                  477
                                                                                --------             --------              --------
Income (loss) before income taxes                                                    392              (14,161)              (11,973)
Provision (benefit) for income taxes                                                --                   --                   2,462
                                                                                --------             --------              --------
Net income (loss)                                                               $    392             $(14,161)             $(14,435)
                                                                                ========             ========              ========

Basic income (loss) per share                                                   $   0.04             $  (1.53)             $  (1.57)
                                                                                ========             ========              ========
Diluted income (loss) per share                                                 $   0.04             $  (1.53)             $  (1.57)
                                                                                ========             ========              ========

Shares used in per
     share calculation
     Basic                                                                         9,620                9,282                 9,206
                                                                                ========             ========              ========
     Diluted                                                                      10,014                9,282                 9,206
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

                                                      ASANTE TECHNOLOGIES, INC.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (In thousands, except share amounts)


                                                                                                          Retained
                                                         Common Stock          Additional                  Earnings /     Total
                                                   ------------------------     Paid-in      Treasury    (Accumulated  Stockholders'
                                                     Shares        Amount       Capital        Stock        Deficit)      Equity
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balances as of September 27, 1997                   9,121,601    $        9    $   26,352    $     --      $    3,513    $  29,874
Common stock issued under stock plans                 164,292          --             430                                      430
Tax benefit from employee stock
     transactions                                                                       9                                        9
Repurchase of common stock                            (15,500)         --                           (28)                       (28)
Net loss                                                                                                      (14,435)     (14,435)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balances as of October 3, 1998                      9,270,393             9        26,791           (28)      (10,922)      15,850

Common stock issued under stock plans                  82,379          --              82                                       82

Repurchase of common stock                            (51,500)         --                           (89)                       (89)
Net loss                                                                                                      (14,161)     (14,161)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balances as of October 2, 1999                      9,301,272             9        26,873          (117)      (25,083)       1,682

Common stock issued under stock plans                 111,191          --             (13)          117                        104

Issuance of common stock
     in private placement                             500,000             1         1,500          --                        1,501

Net income                                                                                                        392          392
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balances as of September 30, 2000                   9,912,463    $       10    $   28,360    $     --      $  (24,691)   $   3,679
                                                   ==========    ==========    ==========    ==========    ==========    ==========

                             The accompanying notes are an integral part of these financial statements.

                                                      ASANTE TECHNOLOGIES, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                                        Year ended
                                                                                           ----------------------------------------
                                                                                        September 30,     October 2,      October 3,
                                                                                             2000            1999            1998
                                                                                           --------        --------        --------
Cash flows from operating activities:
      Net income (loss)                                                                    $    392        $(14,161)       $(14,435)
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
          Depreciation and amortization                                                         563             986           1,417
          Provision for doubtful accounts receivable                                             19             341             528
          Loss due to write-off of idle assets                                                    4             425            --
          Deferred income taxes                                                                                --             3,606
      Changes in operating assets and liabilities:
          Accounts receivable                                                                 1,162           3,573            (543)
          Inventory                                                                              58           5,010           4,407
          Prepaid expenses and other current assets                                               6           2,755          (2,811)
          Accounts payable                                                                   (1,251)         (2,687)          2,756
          Accrued expenses and other                                                           (268)            906             (59)
          Payable to stockholder                                                               (601)         (1,065)          1,119
                                                                                           --------        --------        --------
                   Net cash provided by (used in) operating activities                           84          (3,917)         (4,015)
                                                                                           --------        --------        --------

Cash flows from investing activities:
      Purchases of property and equipment                                                      (115)           (120)           (653)
      Other                                                                                      51            --               178
                                                                                           --------        --------        --------
                   Net cash used in investing activities                                        (64)           (120)           (475)
                                                                                           --------        --------        --------

Cash flows from financing activities:
      Issuance of common stock                                                                1,605              82             439
      Repurchase of common stock                                                               --               (89)            (28)
                                                                                           --------        --------        --------
                   Net cash provided (used in) by financing activities                        1,605              (7)            411
                                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents                                          1,625          (4,044)         (4,079)
Cash and cash equivalents at beginning of year                                                4,808           8,852          12,931
                                                                                           --------        --------        --------
Cash and cash equivalents at end of year                                                   $  6,433        $  4,808        $  8,852
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

                            ASANTE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1. The Company and Summary of Significant Accounting Policies

Asante Technologies, Inc. (the "Company" or "Asante") designs, manufactures and markets a broad family of 10BASE-T, 100BASE-T ("Fast Ethernet") and 1000BASE-T (Gigabit) network and connectivity products. Asante's client access products (which include adapter cards and media access adapters) connect PCs, Macintoshes, iMAC's and peripheral devices (such as printers) to Ethernet networks. The Company's network system products, which include intelligent and non-intelligent switches, hubs, bridge modules, internet access devices (routers), and network management software for Macintoshes and PCs, interconnect users within and between departmental networks.

In fiscal years 1999 and 1998, the Company incurred substantial losses and negative cash flows from operations and as of September 30, 2000, the Company had an accumulated deficit of $24,691,000. For the year ended September 30, 2000 the Company recorded income from operations of $200,000 and cash inflows from operating activities of $84,000.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The Counter (OTC) Bulletin Board. During the fiscal year 2000, the Company successfully completed a $1.5 million private placement, however the Company's access to further equity finance could be effected by the level of the Company's share price and the Company's listing status.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

The Company historically has been heavily associated with Apple and therefore had focused its business on selling products into the Apple after-market. While the Company currently designs its products to work on all computer platforms and does not rely on new Apple product introductions, a large portion of its sales in the near term are expected to be related to Apple products. Any material decrease in sales of Macintoshes, iMACs, and Power PCs, further incorporation by Apple of networking connectivity into their products, or additional developments adversely affecting Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations.

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

Cash, cash equivalents and short-term investments

Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition. The Company considers all investments with initial maturity or purchase periods of greater than 90 days to be short-term investments. At September 30, 2000 and October 2, 1999, the Company did not hold any short-term investments.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At September 30, 2000 and October 2, 1999, four customers accounted for 62%, and 63%, respectively, of the accounts receivable balance. In fiscal 2000 and 1999, one customer accounted for 48% and 42%, respectively, of the Company's sales. In fiscal year 1998, sales to the Company's largest customer accounted for 33% of the Company's sales.

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

Income taxes

Income taxes are computed using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided against deferred tax assets when it is considered more likely than not they will not be realizable.

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

Accounting for certain transactions involving stock compensation

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

FIN 44 was effective July 1, 2000, but certain other provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position, or results of the Company.

Fair value of financial instruments

The carrying amounts for certain of the Company's financial instruments, cash equivalents, trade accounts receivable, accounts payable, and payable to stockholder approximate fair value due to the relatively short maturity of these instruments.

Comprehensive income

Effective October 2, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in its financial statements. The Company had no items of other comprehensive income during any of the periods presented.

Reclassifications

Certain previously reported amounts in the fiscal 1999 and 1998 statements of operations have been reclassified to conform to the 2000 presentation.

Segment information

In accordance with provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separately reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                              2000           1999           1998
                                              ----           ----           ----
United States                                  77%            76%            78%
Europe                                         15             18             14
Other                                           8              6              8
                                              ---            ---            ---
                                              100%           100%           100%
                                              ===            ===            ===


Substantially all of the Company's assets are located in the United States.

Recently issued accounting pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company will adopt SFAS No. 133 in fiscal year 2001. Although the Company can not determine the impact, if any, that the adoption of SFAS No. 133 will have on its financial statements, the Company believes that the effect on its financial statements will be immaterial.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after Q1 2001. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.


Note 2. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share" (SFAS No. 128). Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be re-purchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):


                                                                                  2000              1999               1998
                                                                                --------          --------           --------
Net income (loss)                                                               $    392          $(14,161)          $(14,435)
                                                                                ========          ========           ========

Weighted average common stock outstanding (basic)                                  9,620             9,282              9,206
Effect of dilutive warrants and options                                              394              --                 --
                                                                                --------          --------           --------
Weighted average common stock outstanding (diluted)                               10,014             9,282              9,206
                                                                                ========          ========           ========

Net income (loss) per share:
     Basic                                                                      $   0.04          $  (1.53)          $  (1.57)
                                                                                ========          ========           ========
     Diluted                                                                    $   0.04          $  (1.53)          $  (1.57)
                                                                                ========          ========           ========


Diluted net loss per share for the years ended October 2, 1999 and October 3, 1998, excludes all dilutive potential common shares as their effect is antidilutive. At October 2, 1999, and October 3, 1998, options and warrants outstanding of 1,762,512, and 1,584,539, respectively, were excluded since their effect was antidilutive.

Note 3. Balance Sheet Components

                                                          2000           1999
                                                         -------        -------
                                                             (in thousands)

Inventory:
     Raw materials and component parts                   $   449        $   177
     Work-in-process                                         154            173
     Finished goods                                        2,002          2,313
                                                         -------        -------
                                                         $ 2,605        $ 2,663
                                                         =======        =======
Property and equipment:
     Computers and R&D equipment                         $ 6,183        $ 6,246
     Furniture and Fixtures                                1,492          1,480
                                                         -------        -------
                                                           7,675          7,726
     Accumulated depreciation                             (7,414)        (7,013)
                                                         -------        -------
                                                         $   261        $   713
                                                         =======        =======
Accrued expenses:
     Payroll-related expenses                            $ 1,079        $ 1,227
     Sales promotion expenses                              2,205          2,059
     Legal and professional fees                             811            997
     Warranty                                                570            572
     Other                                                   772            850
                                                         -------        -------
                                                         $ 5,437        $ 5,705
                                                         =======        =======


Note 4. Restructuring and Other Costs

During the third quarter of fiscal 1998, the Company restructured its operations to re-establish the strategic direction of the Company and better align its operating expenses with anticipated revenues. The Company's restructuring plan included the realignment of cost structure designed to better position the Company going forward.

The Company also recorded during the third quarter of fiscal 1998 a $400,000 reserve for personnel and related costs associated with a company-wide restructuring plan. These costs include employee severance costs, benefits, outplacement costs, termination costs, and employee assistance expenses related to the realignment. The reduction in force consisted of a reduction of approximately 40 employees, primarily from the sales and marketing departments. The Company had utilized all of the restructuring reserves recorded in fiscal 1998 by October 2, 1999.

In addition, the Company recorded in fiscal 1998 charges of $550,000 for inventory write-downs related to the discontinuation of several of the Company's adapter card and transceiver products and $575,000 for write-downs related to property and equipment and idle facilities costs. These charges were recorded in cost of sales and general and administrative expenses, respectively.

Note 5. Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 12.7% of the Company's Common Stock as of September 30, 2000. Under the OSE Agreement, the Company purchases from and sells to OSE certain component parts, at cost. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At September 30, 2000, the Company had firm purchase commitments under the OSE Agreement of approximately $0.5 million.

For fiscal 2000, 1999, and 1998 the Company sold, at cost, approximately $0.2 million, $0.8 million, and $2.5 million, respectively, of component parts to OSE and purchased $3.7 million, $8.4 million, and $8.2 million, respectively, of goods from OSE. Amounts classified as "payable to stockholder" in the accompanying balance sheets are solely related to the purchases of inventory from OSE.

On March 16, 2000, the Company signed a Stock Purchase Agreement with Delta Networks. Inc and Delta International Holdings Ltd. The Company issued 500,000 shares at $3.00 as a private placement of funds from Delta Networks, amounting to $500,000, and from Delta International Holdings Ltd, amounting to $1,000,000. During fiscal year 2000, the Company purchased approximately $7.9 million of goods from Delta and sold approximately $0.4 million at cost to Delta. At September 30, 2000 the Company has approximately $2.3 million on its accounts payable to Delta and approximately $0.2 million on its receivable from Delta.


Note 6. Income Taxes

The provision for income taxes comprises the following (in thousands):


                                             2000           1999          1998
                                          ---------       -------       -------
Current:
     Federal                              $    --         $  --         $(1,008)
     State                                     --            --            (136)
                                          ---------       -------       -------
         Total current                         --            --          (1,144)
                                          ---------       -------       -------
Deferred:
     Federal                                   --            --           2,689
     State                                     --            --             917
                                          ---------       -------       -------
         Total Deferred                        --            --           3,606
                                          ---------       -------       -------
                                          $    --         $  --         $ 2,462
                                          =========       =======       =======

Deferred tax assets, net, comprise the following at September 30, 2000 and October 2, 1999 (in thousands):

                                                           2000          1999
                                                         --------      --------
Deferred tax assets :
     Net operating losses                                $  5,346      $  5,554
     Research and development credits                       2,230         2,131
     Receivable- and sales-related reserves                 2,085         2,277
     Inventory-related reserves                             2,232         2,180
     Compensation accruals                                    228           206
     Depreciation                                             204           109
     Other reserves and accruals                            1,500         1,478
                                                         --------      --------
         Total deferred tax assets                         13,825        13,935
         Valuation allowance                              (13,825)      (13,935)
                                                         --------      --------
                                                         $   --        $   --
                                                         ========      ========


The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance was taken as of September 30, 2000.

At September 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $14.4 million and approximately $9.1 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003, respectively. In addition, as of September 30, 2000, the Company had approximately $1.4 million and approximately $0.8 million of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized.

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

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes for the recorded provisions follows (in thousands):

                                                   2000        1999       1998
                                                  -------    -------    -------
Tax expense/(benefit) at U.S. statutory rate      $    14    $(4,815)   $(4,071)
State taxes, net of federal benefits                 --         (776)      (537)
Research and development credits                     --          (25)    (1,551)
Other                                                  96        366        (64)
Valuation allowance                                  (110)     5,250      8,685
                                                  -------    -------    -------
                                                  $  --      $  --      $ 2,462
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

As of September 30, 2000, the Company has reissued 66,850 of the Treasury shares to satisfy its Employee Stock Purchase Plan (ESPP) activities.

Stock Based Compensation Plans

As of September 30, 2000, the Company had five stock-based compensation plans that are described below.

The 1990 Stock Option Plan allows for the issuance of options to Company employees and consultants to purchase a maximum of 4,597,333 shares of common stock. This plan expired as of May 24, 2000, and has been temporarily replaced by the 2000 Nonstatutory Stock Option Plan which allows for issuance of options to the Company employees and consultants to purchase a maximum of 120,000 shares of common stock.

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

On November 16, 1998, the Board of Directors approved a repricing of its then outstanding options issued pursuant to the 1990 Stock Option Plan and the Key Executive Option Plan. The repricing includes a new four-year vesting schedule commencing on November 23, 1998 for those who elect to reprice. Such options were repriced to the closing price on November 20, 1998.

Activity under the 1990 Stock Option Plan, 2000 Nonstatutory  Stock Option Plan,
Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:


                                             2000                             1999                              1998
                                 ---------------------------       ---------------------------       ---------------------------
                                                    Weighted                         Weighted                          Weighted
                                  Number            Average         Number            Average         Number            Average
                                    of             Price per          of             Price per          of             Price per
                                  Shares             Share          Shares             Share          Shares             Share
                                 ---------          --------       ---------          --------       ---------          --------
Beginning Balance                1,762,512          $   4.93       1,584,539          $   4.93       1,919,607          $   5.72
Granted                            257,866          $   1.45       1,663,005          $   1.45         743,010          $   3.03
Exercised                          (29,643)          --                 --             --              (27,978)         $   4.61
Canceled                          (413,764)         $   4.48      (1,485,032)         $   4.48      (1,050,100)         $   5.08
                                ----------                        ----------                        ----------
Ending Balance                   1,576,971          $   2.03       1,762,512          $   2.03       1,584,539          $   4.93
                                ==========                        ==========                        ==========

The following table summarizes information about stock options outstanding at September 30, 2000:


                                                  Options Outstanding                        Options Exercisable
                                    -------------------------------------------          ----------------------------
                                                        Weighted
                                                         Average        Weighted                              Weighted
                                                        Remaining        Average                               Average
    Range of                           Number          Contractual      Exercise           Number              Exercise
 Exercise Prices                    Outstanding       Life in Years       Price          Exercisable            Price
 ---------------                    -----------       -------------       -----          -----------            -----
$0.8750 - $0.8750                     273,166              8.79        $     0.8750        182,743           $     0.8750
$0.9375 - $0.9375                      80,125              8.82        $     0.9375         25,893           $     0.9375
$1.0320 - $1.0320                     600,000              8.84        $     1.0320        249,999           $     1.0320
$1.6250 - $1.9375                     199,772              9.04        $     1.8933         44,167           $     1.8787
$1.9380 - $2.3750                      50,950              8.04        $     2.3029         19,913           $     2.3499
$2.5000 - $2.5000                     160,482              6.88        $     2.5000        104,115           $     2.5000
$3.8750 - $6.3125                     164,096              5.13        $     4.9791        155,440           $     4.9625
$6.5000 - $6.5000                       2,000              5.78        $     6.5000          2,000           $     6.5000
$6.8750 - $6.8750                       6,200              6.07        $     6.8750          6,090           $     6.8750
$7.5000 - $7.5000                      40,000              2.94        $     7.5000         40,000           $     7.5000
                                    ---------                                              -------
$0.8750 - $7.5000                   1,576,791              8.09        $     1.9043        830,360           $     2.3586
                                    =========                                              =======


Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2000, 1999, and 1998, risk free interest rates ranging from 4.6% to 6.79% respective of grant date; expected average volatility of 65%, 57%, and 67%, respectively; an expected option life of four years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 2000, 1999, and 1998 was $1.51, $0.73, and $1.68, respectively.

In 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. During fiscal 2000 the Stockholders approved an amendment increasing the number of shares available for issuance under the Purchase Plan by 100,000 shares. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in the Purchase Plan can have up to 10% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period.

Sales under the Purchase Plan in fiscal 2000, 1999, and 1998 were 81,548, 82,380, and 136,314 shares of common stock, respectively, at an average price of $0.99, $1.00, and $2.27, respectively. As of September 30, 2000, the Company has reissued 66,850 of the Treasury shares to satisfy its Employee Stock Purchase Plan (ESPP) activities during fiscal 2000. On September 30, 2000, 51,660 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS No. 123, which was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 2000, 1999, and 1998: risk free interest rates ranging from 4.55% to 6.73%, respective of commencement date of the offering period, expected volatility of 65%, 57%, and 60%, respectively, an expected option life of six months for both years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 2000, 1999, and 1998 was $0.99, $1.00, and $2.27, respectively.

If compensation expense under these plans had been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 2000, 1999, and 1998 would have been as follows (in thousands, except per share amounts):

                                        2000            1999            1998
                                    ------------    -----------      ----------
Net income (loss):
     As reported                    $        392    $   (14,161)     $  (14,435)
     Pro forma                      $         43    $   (14,614)     $  (15,433)

Net income (loss) per share
     As reported
         Basic                      $       0.04    $     (1.53)     $    (1.57)
         Diluted                    $       0.04    $     (1.53)     $    (1.57)
     Pro forma
         Basic                      $       0.00    $     (1.57)     $    (1.68)
         Diluted                    $       0.00    $     (1.57)     $    (1.68)


Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Note 8. Commitments and Contingencies

The Company has an operating lease for its main facility that expires on August 31, 2004. Various other leases for sales offices expire through 2004. Rent expense under such operating leases aggregated approximately $705,000, $970,800 and 1,012,000 for fiscal 2000, 1999, and 1998, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

Approximate future minimum lease payments under these leases at September 30, 2000 are as follows (in thousands):

             Year
             ----
             2001                                     $     686
             2002                                           705
             2003                                           729
             2004                                           748
                                                      ---------
                                                      $   2,868
                                                      =========

The Company recorded income of approximately $150,800, and $226,200 during fiscal 1999, and 1998, respectively, under sublease agreements, the last of which expired in June 1999. As of September 30, 2000, none of the Company's existing facilities are being subleased.


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

Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C. section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement to the case. The Company has not yet received a reply to its request.


Note 10. Subsequent Event

In October, the line of credit which expired on October 26, 2000, was extended pending negotiation of a new line. As of December 1, 2000, the line of credit was renewed.

Unaudited Quarterly Results of Operations (in thousands except net income (loss) per share):

Fiscal 2000                                      Quarter Ended
--------------------------------------------------------------------------------

                           September 30    July 1        April 1      January 1
                           ------------    ------        -------      ---------
Net sales                     $ 7,539      $ 6,688       $ 5,987       $ 9,065
Gross profit                  $ 2,483      $ 2,463       $ 2,247       $ 3,531
Net loss                      $   412      $   (60)      $  (149)      $   189
Net loss per share            $  0.04      $ (0.00)      $ (0.02)      $  0.02



Fiscal 1999                                    Quarter Ended
--------------------------------------------------------------------------------

                               October 2      July 3       April 3     January 2
                               ---------      ------       -------     ---------
Net sales                       $  9,102     $  7,914     $  8,867     $ 11,605
Gross profit                    $  3,108     $   (629)    $  1,000     $  1,452
Net loss                        $   (432)    $ (4,641)    $ (4,670)    $ (4,418)
Net loss per share              $   (.05)    $   (.50)    $   (.50)    $   (.48)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K.

              (2) Financial Statement Schedules - See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K.

              (3)  Exhibits - See Exhibit Index at page 49 of this Form 10-K.

         (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2000.

         (c)  See Exhibit Index at page 49 of this Form 10-K.

         (d) See Index to Financial Statements, Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K.

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


                  December 22, 2000

                                                   ASANTE TECHNOLOGIES, INC.


                                                   By: /s/ WILSON WONG
                                                       -------------------------
                                                       Wilson Wong,
                                                       President and Chief
                                                       Executive Officer


                                                   By: /s/ ANTHONY CONTOS
                                                       -------------------------
                                                       Anthony Contos
                                                       Vice President of Finance
                                                       and Administration, and
                                                       Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


                  Signature                                        Title                                         Dates
--------------------------------------------   ----------------------------------------------------  -------------------------
/s/WILSON WONG                                 President, and Chief Executive Officer                     December 22, 2000
--------------------------------------         (Principal Executive Officer) and Director
     (Wilson Wong)


/s/ ANTHONY CONTOS                             Vice President of Finance and Administration               December 22, 2000
--------------------------------------          (Principal Finance and Accounting Officer)
     (Anthony Contos)


/s/ MICHAEL KAUFMAN                            (Director)                                                 December 22, 2000
--------------------------------------
     (Michael Kaufman)


/s/ EDMOND TSENG                               (Director)                                                 December 22, 2000
--------------------------------------
     (Edmond Tseng)


/s/ JEFF YUAN KAI LIN                          (Director)                                                 December 22, 2000
--------------------------------------
     (Jeff Yuan Kai Lin)

                                                             SCHEDULE II

                                                      ASANTE TECHNOLOGIES, INC.

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                           (In thousands)


                                                                                         Additions
                                                                         Balance at      Charge to                        Balance at
                                                                         Beginning       Costs and                           End of
Description                                                              of Period        Expenses        Deductions         Period
-----------                                                              ---------        --------        ----------         ------
Year ended October 3, 1998:
     Allowance for doubtful accounts,
       price protection and distributor rebates                            $ 3,317         $ 3,408          $(3,740)         $ 2,985

     Allowance for sales returns                                             1,405             (17)            (229)           1,159
                                                                           -------         -------          -------          -------
                                                                           $ 4,722         $ 3,391          $(3,969)         $ 4,144
                                                                           =======         =======          =======          =======


Year ended October 2, 1999:
     Allowance for doubtful accounts,
       price protection and distributor rebates                            $ 2,985         $ 3,128          $(1,506)         $ 4,607

     Allowance for sales returns                                             1,159             927             (922)           1,164
                                                                           -------         -------          -------          -------
                                                                           $ 4,144         $ 4,055          $(2,428)         $ 5,771
                                                                           =======         =======          =======          =======


Year ended September 30, 2000:
     Allowance for doubtful accounts,
       price protection and distributor rebates                            $ 4,607         $   805          $(2,327)         $ 3,085

     Allowance for sales returns                                             1,164             267             (323)           1,108
                                                                           -------         -------          -------          -------
                                                                           $ 5,771         $ 1,072          $(2,650)         $ 4,193
                                                                           =======         =======          =======          =======