Form 10-Q
period 2000-12-30
ASANTE TECHNOLOGIES INC
filed 2001-02-16
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __


As of December 30, 2000, the Registrant had 9,915,129 shares of Common Stock outstanding.

                                  ASANTE TECHNOLOGIES, INC.


                                      TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                                   PAGE NO.
Item 1.       Financial Statements:

              Unaudited Condensed Balance Sheets
                  December 30, 2000 and September 30, 2000                            3

              Unaudited Condensed Statements of Operations
                  Three months ended December 30, 2000 and January 1, 2000            4

              Unaudited Condensed Statements of Cash Flows
                  Three months ended December 30, 2000 and January 1, 2000            5

              Notes to Unaudited Condensed Financial Statements                       6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk             14

II.           OTHER INFORMATION


Item 1.       Legal Proceedings                                                      15

Item 4.       Submission of Matters to a Vote of Security Holders                    16

Item 6.       Exhibits and Reports on Form 8-K                                       16

              Signature                                                              17

            PART I. FINANCIAL INFORMATION - USE attached spreadsheet


ITEM 1.       FINANCIAL STATEMENTS


                                          Asante Technologies, Inc.
                                           Condensed Balance Sheets
                                                (in thousands)
                                                 (unaudited)



                                                          December 30,       September 30,
                                                               2000                2000
                                                           -----------         -----------
Assets
Current assets:
      Cash and cash equivalents                            $    6,647          $   6,433
      Accounts receivable, net                                  2,644              3,233
      Inventory                                                 3,160              2,605
      Prepaid expenses and other current assets                   760                523
                                                           ===========         ==========
                  Total current assets                         13,211             12,794

Property and equipment, net                                       208                261
Other assets                                                      176                167
                                                           -----------         ----------

                  Total assets                             $   13,595          $  13,222
                                                           ===========         ==========

Liabilities and stockholders' equity

Current liabilities:
      Accounts payable                                     $    3,974          $   3,776
      Accrued expenses                                          5,204              5,437
      Payable to stockholder                                      504                330
                                                           -----------         -----------
                  Total current liabilities                     9,682              9,543
                                                           -----------         -----------
Stockholders' equity:
      Common stock                                             28,372             28,370
      Accumulated deficit                                     (24,459)           (24,691)
                                                           -----------         -----------

                  Total stockholders' equity                    3,913              3,679
                                                           -----------         -----------

Total liabilities and stockholders' equity                 $   13,595          $  13,222
                                                           ===========         ==========


            The accompanying notes are an integral part of these unaudited condensed financial statements.

              ASANTE TECHNOLOGIES, INC. - USE attached spreadsheet

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                         Three months ended,
                                                   -----------------------------
                                                  December 30,        January 1,
                                                      2000               2000
                                                   ----------         ----------
Net sales                                           $  6,952          $   9,065
Cost of sales                                          4,422              5,534
                                                   ----------         ----------

      Gross profit                                     2,530              3,531
                                                   ----------         ----------
Operating expenses:
      Sales and marketing                              1,244              2,063
      Research and development                           696                833
      General and administrative                         376                486
                                                   ----------         ----------

Total operating expenses                               2,316              3,382
                                                   ----------         ----------
Income from operations                                   214                149

Interest and other income, net                            18                 40
                                                   ----------         ----------
Income before income taxes                               232                189

Provision for income taxes                                --                --
                                                   ----------         ----------
Net income                                          $    232          $     189
                                                   ==========        ==========

Basic and diluted net income per share              $   0.02          $    0.02
                                                   ==========        ==========
Shares used in per share
calculation:
      Basic                                            9,914              9,302
                                                   ==========        ==========
      Diluted                                          9,919              9,482
                                                   ==========        ==========


            The accompanying notes are an integral part of these unaudited condensed financial statements.

              ASANTE TECHNOLOGIES, INC. - USE attached spreadsheet

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Three Months Ended
                                                                       --------------------------------
                                                                        December 30,         January 1,
                                                                           2000                 2000
                                                                         ----------          ----------
Cash flows from operating activities:
     Net income                                                          $    232            $    189
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
         Depreciation and amortization                                         66                 187
         Provision for doubtful accounts receivable                            24                 158
         Loss due to write-off of idle assets                                                       1
     Changes in operating assets and liabilities:
         Accounts receivable                                                  565                (332)
         Inventory                                                           (555)             (1,477)
         Prepaid expenses and other current assets                           (237)                (39)
         Accounts payable                                                     198                 458
         Accrued expenses                                                    (233)                186
         Payable to shareholder                                               174                 620
                                                                         ----------          ----------
                 Net cash provided by (used in) operating activities          234                 (49)
                                                                         ----------          ----------
Cash flows from investing activities:
     Purchases of property and equipment                                      (13)                (38)
     Other                                                                     (9)                 29
                                                                         ----------          ----------
                 Net cash used in investing activities                        (22)                 (9)
                                                                         ----------          ----------
Cash flows from financing activities:
     Issuance of common stock                                                   2                   2
     Repurchase of common stock                                                --                  --
                                                                         ----------          ----------
                 Net cash provided by financing activities                      2                   2
                                                                         ----------          ----------
Net increase (decrease) in cash and cash equivalents                          214                 (56)
Cash and cash equivalents at beginning of quarter                           6,433               4,808
                                                                         ----------          ----------
Cash and cash equivalents at end of quarter                               $ 6,647            $  4,752
                                                                         ===========         ==========


               The accompanying notes are an integral part of these financial statements


                            ASANTE TECHNOLOGIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.       Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 30, 2000, included in the Company's 2000 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.


Note 2.       Basic and Diluted Net Income (Loss) Per Share

The Company computes net income per share in accordance with Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" (SFAS No.
128). Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):

                                                                2000                 1999
                                                             -----------          -----------
Net income (loss)                                            $       232          $       189
                                                             ===========          ===========

Weighted average common stock outstanding (basic)                  9,914                9,302
Effect of dilutive warrants and options                                5                  180
                                                             -----------          -----------
Weighted average common stock outstanding (diluted)                9,919                9,482
                                                             ===========          ===========

Net income per share:
     Basic                                                   $      0.02          $       0.02
                                                             ===========          ============
     Diluted                                                 $      0.02          $       0.02
                                                             ===========          ============

At December 30, 2000, and January 1, 2000, options and warrants outstanding of 1,426,817 and 1,222,958, respectively, were excluded since their effect was antidilutive.


Note 3.       Comprehensive Income

The Company had no items of other comprehensive income during any of the periods presented, and, accordingly, net income was equal to comprehensive income for all periods presented.


Note 4.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                              December 30,        September 30,
                                                  2000                2000
                                                ----------          ---------

     Raw materials and component parts                 526                449
     Work-in-process                                   149                154
     Finished goods                                  2,485              2,002
                                                ----------          ---------
                                                $    3,160          $   2,605
                                                ==========          =========


Note 5.       Bank Borrowings

In December 2000, the Company renewed its bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. No borrowings have been made under the line-of-credit agreement.


Note 6.       Income Taxes

The Company has recorded no provision for federal and state income taxes for the periods ended December 30, 2000 and January 1, 2000, due primarily to a valuation allowance on deferred tax assets established, primarily net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding its recoverability.

Note 7.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879, The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23,1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. The Federal Circuit has entered an Order staying the appeal pending the outcome of related U. S. Patent and Trademark Office proceedings. Datapoint's recent letter motion to lift the stay was denied by the Federal Circuit on December 26, 2000 and so the case remains stayed.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal.

Note 8.       Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133 at the start of fiscal year 2000. This adoption did not have a material impact on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the quarter of the fiscal year beginning after December 31, 2000. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended December 30, 2000, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


Results of Operations

Net sales of $7.0 million for the first quarter of fiscal 2001 was approximately $2.1 million, or 23.3%, below net sales of $9.1 million for the first quarter of fiscal 2000.

Sales of the Company's shared hub products were down $1.4 million, from $2.3 million to $0.9 million, due primarily to significantly decreased average selling prices for the Company's managed and unmanaged hubs and transitions from older shared technologies to switching and internet connection devices. Sales of the Company's print router and adapter card products were down $0.9 million, from $3.8 million to $2.9 million, due primarily to competitive pressures and continuing decline in sales of the Company's older legacy adapters as Apple Computer continues to incorporate Ethernet into the motherboard of most of their new computers. These declines were offset partially by increased sales of the Company's new internet routers of $0.8 million.
Management anticipates that sales of the Company's older adapter card and systems products will continue to decrease as a percentage of total sales, although its Universal Serial Bus (USB), internet access and Gigabit products will increase as a percentage of total sales in the next quarter.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 27% of net sales for the first quarter of fiscal 2001, compared to 24% for the first quarter of fiscal 2000, with Europe being the primary area of the sales reduction in terms of percent of net sales and absolute dollars.

The Company's gross profit as a percentage of net sales decreased slightly to 36.4% for the first quarter of fiscal 2001 as compared to 39.0% for the same period in fiscal 2000. The decrease was due primarily to competitive pricing pressures in the market and to the Company's lower revenue level compared to the first quarter of fiscal 2000. In addition, freight costs for the first quarter of fiscal 2001 were higher than the same period in fiscal 2000.

Sales and marketing expenses were $1.2 million for the first quarter of fiscal 2001 (17.9% of net sales) compared to $2.1 million for the same period in fiscal 2000 (22.8% of net sales), a decrease of 39.7%. The decrease in sales and marketing expenses as compared to the first quarter of fiscal 2000 was due primarily to decreased bad debt related costs, reduced spending activities related to advertising related activities, personnel related costs, including travel, advertising and product collateral related costs, and outside services. The Company expects that its sales and marketing expenses in absolute dollars will remain flat, or increase slightly in fiscal 2001 in comparison to fiscal 2000.

Research and development expenses decreased by 16.4% to $0.7 million for the first quarter of fiscal 2001 from $0.8 million for the first quarter of fiscal 2000. As a percentage of net sales, these expenses were 10.0% for the first quarter of fiscal 2001 and 9.2% for the first quarter of fiscal 2000. The decrease in such expenses was primarily due to decreased prototype and fixed asset depreciation related expenses. The Company expects that spending on research and development for the remainder of fiscal 2001 will increase slightly in comparison to fiscal 2000.

General and administrative expenses decreased to $0.4 million for the first quarter of fiscal 2001 from $0.5 million for the first quarter of fiscal 2000. As a percentage of net sales, general and administrative expenses were 5.4% for both the first quarter of fiscal years 2001 and 2000, respectively. The decrease in general and administrative expenses in absolute dollars for the first quarter of fiscal 2001 is primarily related to reduced personnel related costs and lower professional service related expenditures. The Company expects that general and administrative expenses in absolute dollars will remain flat or increase marginally for the remainder of fiscal 2001.

Income Taxes

The Company has recorded no provision for federal and state income taxes for the periods ended December 30, 2000 and January 1, 2000, due primarily to a valuation allowance on deferred tax assets being recorded and the Company's net operating loss carry forwards were sufficient to offset any significant tax liability. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding its recoverability.


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

The Company's success will depend in part on its ability to accurately forecast its future sales due to the lead time required to order components and assemble products. If the Company's product sales forecasts are below actual product demand, there may be delays in fulfilling product orders; consequently, the Company could lose current and future sales to competitors. Alternatively, if the Company's product sales forecasts are above actual product demand, this may result in excess orders of components or assembled products and a build-up of inventory that would adversely affect working capital.

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


Liquidity and Capital Resources

Net cash  provided by operating  activities  was $234,000 for the quarter  ended
December 30, 2000, compared to cash used of $49,000 for the quarter ended January 1, 2000. During the first quarter of fiscal 2001, the net cash provided by operating activities resulted primarily from the Company's net income. During the quarter, net cash provided by decreases in accounts receivable of $0.6 million was offset by increases in inventory of $0.6 million. Cash was also provided by increases in accounts payable and amounts payable to shareholder of $0.2 million and $0.2 million, respectively, and were primarily offset by an increase in prepaid and other current assets and a decrease in accrued expenses of $0.2 million, and $0.2 million, respectively.

Net cash used in investing activities in the first quarter of fiscal 2001 and fiscal 2000 was insignificant.

In December 2000, the Company renewed its bank line of credit that provides for maximum borrowings of $5.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. The Company has not drawn on this line of credit.

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


Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133 at the start of fiscal year 2000. This adoption did not have a material impact on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the quarter of the fiscal year beginning after December 31, 2000. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.


Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of December 30, 2000, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879, The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23,1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. The Federal Circuit has entered an Order staying the appeal pending the outcome of related U. S. Patent and Trademark Office proceedings. Datapoint's recent letter motion to lift the stay was denied by the Federal Circuit on December 26, 2000 and so the case remains stayed.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the

United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal.


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


Date:    February 13, 2001         ASANTE TECHNOLOGIES, INC.
                                          (Registrant)



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