Form 10-Q
period 2001-03-31
ASANTE TECHNOLOGIES INC
filed 2001-05-14
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

    [X]QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES AND
       EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

    [ ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __

As of March 31, 2001, the Registrant had 9,968,963 shares of Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.


                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1.   Financial Statements:

          Unaudited Condensed Balance Sheets
             March 31, 2001 and September 30, 2000                             3

          Unaudited Condensed Statements of Operations
             Three and six months ended March 31, 2001 and April 1, 2000       4

          Unaudited Condensed Statements of Cash Flows
             Three and six months ended March 31, 2001 and April 1, 2000       5

          Notes to Unaudited Condensed Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 6.   Exhibits and Reports on Form 8-K                                    18

          Signature                                                           19

                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                            ASANTE TECHNOLOGIES, INC.

                       unaudited condensed BALANCE SHEETS
                                 (In thousands)

                                                 March 31,         September 30,
                                                   2001                2000
                                                ----------          ----------
ASSETS
Current assets:

   Cash and cash equivalents                    $    6,309          $    6,433
   Accounts receivable, net                          1,694               3,233
   Inventory                                         3,079               2,605
   Prepaid expenses and other current assets           548                 523
                                                ----------          ----------
     Total current assets                           11,630              12,794
                                                ----------          ----------

Property and equipment, net                            168                 261
Other assets                                           179                 167
                                                ----------          ----------
     Total assets                               $   11,977          $   13,222
                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                             $    3,325          $    3,776
   Accrued expenses                                  4,807               5,437
   Payable to stockholder                              389                 330
                                                ----------          ----------
     Total current liabilities                       8,521               9,543
                                                ----------          ----------

Stockholders' equity:
   Common stock                                     28,414              28,371
   Accumulated deficit                             (24,958)            (24,692)
                                                ----------          ----------
     Total stockholders' equity                      3,456               3,679
                                                ----------          ----------
     Total liabilities and stockholders'
       equity                                   $   11,977          $   13,222
                                                ==========          ==========


    The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ASANTE TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                    Three Months Ended              Six Months Ended
                                                 ------------------------       -----------------------
                                                  March 31,      April 1,        March 31,    April 1,
                                                    2001           2000            2001         2000
                                                 ----------    ----------       ---------    ----------
Net sales                                        $    5,016    $    5,987       $  11,968       $15,052
Cost of sales                                         3,215         3,739           7,637         9,274
                                                 ----------    ----------       ---------    ----------
Gross margin                                          1,801         2,248           4,331         5,778
                                                 ----------    ----------       ---------    ----------
Operating expenses:
   Sales and marketing                                1,331         1,347           2,575         3,411
   Research and development                             651           732           1,347         1,565
   General and administrative                           384           370             760           856
                                                 ----------    ----------       ---------    ----------
     Total operating expenses                         2,366         2,449           4,682         5,832
                                                 ----------    ----------       ---------    ----------
Loss from operations                                   (565)         (201)           (351)          (54)
Interest and other income (expense), net                 67            53              85            94
                                                 ----------    ----------       ---------    ----------
Income (loss) before income taxes                      (498)         (148)           (266)           40
Provision for income taxes                                -             -               -             -
                                                 -----------   ----------       ---------    ----------
Net income (loss)                                $     (498)   $     (148)      $    (266)   $       40
                                                 ===========   ==========       =========    ==========

Basic net income (loss) per share                $    (0.05)   $    (0.02)      $   (0.03)   $    (0.00)
                                                 ===========   ==========       =========    ==========
Diluted net income (loss) per share              $    (0.05)   $    (0.02)      $   (0.03)   $    (0.00)
                                                 ===========   ==========       =========    ==========

Weighted average common shares
and equivalents outstanding:
   Basic                                              9,932         9,400           9,923         9,351
                                                 ===========   ==========       =========    ==========
   Diluted                                            9,932         9,400           9,923         9,757
                                                 ===========   ==========       =========    ==========


    The accompanying notes are an integral part of these unaudited condensed financial statements.

                            ASANTE TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Six Months Ended
                                                              ------------------------------
                                                               March 31,           April 1,
                                                                 2001                2000
                                                              ----------          ----------
Cash flows from operating activities:
   Net income (loss)                                          $     (266)          $      40
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                 115                 344
       Provision for doubtful accounts receivable                     48                 182
   Changes in operating assets and liabilities:
       Accounts receivable                                         1,491               2,576
       Inventory                                                    (474)             (1,989)
       Prepaid expenses and other current assets                     (25)                (96)
       Accounts payable                                             (451)             (2,357)
       Accrued expenses and other                                   (630)                (72)
       Payable to stockholder                                         59                  91
                                                              ----------          ----------
         Net cash used in operating activities                      (133)             (1,281)
                                                              ----------          ----------

Cash flows from investing activities:
   Purchases of property and equipment                               (22)                (58)
   Other                                                             (12)                 29
                                                               -----------        ----------
         Net cash used in investing activities                       (34)                (29)
                                                              ----------          ----------
Cash flows from financing activities:
   Issuance of common stock                                           43               1,546
                                                              ----------          ----------
         Net cash provided by financing activities                    43               1,546
                                                              ----------          ----------
Net increase (decrease) in cash and cash equivalents                (124)                236
Cash and cash equivalent at beginning of period                    6,433               4,808
                                                              ----------          ----------
Cash and cash equivalent at end of period                     $    6,309          $    5,044
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):


                                                            Three Months Ended          Six Months Ended
                                                         ------------------------    ---------------------
                                                          March 31,     April 1,     March 31,    April 1,

                                                           2001           2000         2001         2000
                                                         ---------      ---------    ---------    --------
Net income (loss)                                        $   (498)      $   (148)    $   (266)    $     40
                                                         =========      =========    =========    ========

Weighted average common stock outstanding (basic)           9,932          9,400        9,923        9,351
Dilutive effect of warrants and options                        --             --           --          406
                                                         ---------      ---------    ---------    --------
Weighted average common stock outstanding (diluted)         9,932          9,400        9,923        9,757
                                                         =========      =========    =========    ========
Net income (loss) per share:
     Basic                                               $  (0.05)      $  (0.02)    $   0.03     $   0.00
                                                         =========      =========    =========    ========
     Diluted                                             $  (0.05)      $  (0.02)    $   0.03     $   0.00
                                                         =========      =========    =========    ========


For the quarters ended March 31, 2001 and April 1, 2000, and for the six months ended March 31, 2001, options and warrants outstanding were excluded from the calculation since their effect was antidilutive.

At April 1, 2000, options and warrants outstanding of 1,115,728 were excluded since their effect was antidilutive.

Note 3.       Comprehensive Income (Loss)

The Company had no items of other comprehensive  income (loss) during any of the
periods   presented,   and,   accordingly,   net  income  (loss)  was  equal  to
comprehensive income (loss) for all periods presented.

Note 4.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                               March 31,         September 30,
                                                 2001                2000
                                              ----------          ---------

     Raw materials and component parts               520                449
     Work-in-process                                 151                154
     Finished goods                                2,408              2,002
                                              ----------          ---------
                                              $    3,079          $   2,605
                                              ==========          =========


Note 5.       Bank Borrowings

In December 2000, the Company renewed its bank line of credit that provides for maximum borrowings of $5.0 million, and is limited to certain percentages of eligible accounts receivable and eligible inventory. No borrowings have been made under the line-of-credit agreement. The line of credit is available through December 2001 and is subject to certain covenant requirements.

Note 6.       Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 31, 2001 and April 1, 2000, due primarily to a valuation allowance being established against the Company's deferred tax assets, which consists primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.

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

Note 8.       Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133 at the start of fiscal year 2001. This adoption did not have a material impact on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC .. In June 2000, the SEC issued SAB 101B, which defers the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 30, 2001. The Company believes that adopting SAB 101 will not have a material impact on its financial statements.

Note 9.        Segment Information

    The Company determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first six months of each fiscal year are as follows:

                                         2001           2000
                                         ----           ----
     United States                        75%           74%
     Europe                               15%           18%
     Other                                10%            8%


Substantially all of the Company's assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the three and six months ended March 31, 2001, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

Net sales for the second quarter of fiscal 2001 were approximately $5.0 million, a decrease of approximately $1.0 million, or 16%, from net sales of approximately $6.0 million for the second quarter of fiscal 2000. Sales of the Company's 10/100 adapter card products were down $0.8 million, from $1.6 million to $0.8 million, due partially to the economic slowdown occurring in the networking sector and high technology market in general, and to the reduction in sales to one of the Company's larger customers. Additionally, sales of the Company's shared hubs and USB products were down $0.4 million and $0.1 million, respectively, due primarily to the economic slowdown in the market and reduced average selling prices. These decreases were offset partially by improved sales of 5 and 8-port 10/100 switches and sales of the Company's Cable/DSL routers. Original Equipment Manufacturer ("OEM") sales for the second quarter of fiscal 2001, were down $0.4 million compared to the second quarter of fiscal 2000. Management anticipates that sales of the Company's older adapter card and systems products will continue to decrease as a percentage of total sales, while sales of its routers and Gigabit products are expected to increase as a percentage of total sales in the next quarter.

Net sales for the first six months of fiscal 2001 decreased by approximately 20% to $12.0 million compared to $15.1 million for the first half of fiscal 2000. During the six months ended March 31, 2001, the Company's sales levels were impacted by the economic slow down occuring in the industry. Additionally, the decrease in sales for the six months ended March 31, 2001 compared to April 1, 2000 was due to a decrease in revenues of the Company's adapter cards of $1.4 million, from $4.1 million to $2.7 million, due to the economic slowdown, Apple Computer's incorporation of Ethernet technology into the motherboard of its newer products, and the reduction of sales its products to one of the Company's larger customers. The Company also experienced a decrease in sales of 10/100 shared products due to the transition of many customers to switching technologies, and sharp pricing declines. These decreases were partially offset by increased sales of the Company's Internet Cable/DSL router products.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 21% of net sales for the second quarter of fiscal 2001 and were approximately 25% for the first six months of fiscal 2001 compared to 30% and 26% for the second quarter and first six months of fiscal 2000, respectively. The percentage decrease in international sales for the first six months of fiscal 2001 as compared to fiscal 2000 was due in part to the decreases in sales of the Company's adapter cards and the discontinuation of one of the Company's distributors in the United Kingdom.

The Company's gross profit as a percentage of net sales decreased to 35.9% for the second quarter of fiscal 2001 as compared to 37.5% for the same period in fiscal 2000. The Company's gross profit as a percentage of net sales decreased to 36.2% for the first six months of fiscal 2001 as compared to 38.4% for the same period in fiscal 2000. These decreases were due primarily to slightly larger write-downs of the Company's chip inventory due to market price declines and increased competitive pressures necessitating continued pricing decreases.

Sales and marketing expenses of $1.3 million were approximately flat in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, and decreased by approximately $0.8 million or 24.5% in the first six months of 2001 compared to the first six months of 2000. As a percentage of net sales, these expenses were approximately 26.5% and 21.5% in the second quarter and the first six months of 2001, respectively, compared with 22.5% and 22.7% in the second quarter and first six months of fiscal 2000, respectively. The decrease in sales and marketing expenses for the first six months of fiscal 2001, as compared to fiscal 2000 was due primarily to decreases in Coop and Mail order advertising activities as well as decrease in bad debt provision. The increase in sales and marketing expenses as a percentage of sales for the second quarter of fiscal 2001 compared to fiscal 2000 is primarily attributable to the decrease in sales of approximately 16% during these periods. The Company expects that its sales and marketing expenses in absolute dollars will remain approximately flat for the remainder of fiscal 2001 in comparison to fiscal 2000.

Research and development expenses decreased by approximately $0.1 million or 11.1% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, and decreased by approximately $0.2 million or 13.9% in the first six months of 2001 compared to the first six months of 2000. The decrease in such expenses was primarily due to slightly reduced personnel costs. In addition, depreciation expense for the first six months of fiscal 2001 was lower than the comparable period in fiscal 2000. Such reductions in expenses were partially offset by increased costs related to product development activities. The Company expects that spending on research and development for the remainder of fiscal 2001 will remain flat.

General and administrative expenses remained flat in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, and decreased by approximately $0.1 million, or 11.2% in the first six months of 2001 compared to the first six month of 2000. The decrease in general and administrative expenses in absolute dollars for the first six months of fiscal 2001 is primarily related to reductions in personnel related costs, professional service related costs, and business development costs. The Company expects that general and administrative expenses in absolute dollars will remain flat or increase marginally for the remainder of fiscal 2001 in comparison to fiscal 2000.

In response to the economic slowdown, the Company has taken several cost cutting measures during the third quarter of fiscal 2001. These actions include a freeze on hiring and elimination of contract labor, postponement of major development, deferment of pay increases, a temporary pay reduction, and elimination of the vacation benefits for one quarter. The Company expects to save in the range of $200k-$300k per quarter with these combined measures fully implemented.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 31, 2001 and April 1, 2000, due primarily to a valuation allowance being established against the Company's deferred tax assets which consists primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by fierce competition, rapidly changing salary structures, and a shortage of the workforce in general. As of the end of the Company's fiscal year 2000, unemployment in the Bay Area was only approximately 1.6%. These conditions could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

The Company's current manufacturing and sales structure is particularly subject to various risks associated with international operations including currency exchange rate fluctuations, changes in costs of labor and material, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, fluctuations in monetary exchange rates and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations. The networking industry and technology markets in general have been affected by a widespread reduction in demand for products due partially to financial problems experienced by many Internet Service Provider's (ISP's), and the failure of many Dot.com Company's. The duration, or long-term effect on the Company's operations is difficult to measure, but the inability to alter its structure, or react properly to this slowdown could have an adverse effect on the Company's financial position.

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10/100BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In addition, Gigabit Ethernet technology is increasingly being adopted in the backbone of large enterprises and educational institutions. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of these technologies, as well as timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

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

In addition to the above, the Company is also susceptible to other factors that generally affect the market for stocks of high technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

Liquidity and Capital Resources

Net cash used in operating activities was $133,000 for the six months ended March 31, 2001, compared to cash used of $1.3 million for the six months ended April 1, 2000. During the first six months of fiscal 2001, the net cash used by operating activities resulted primarily from the Company's net loss, increased inventory of $0.5 million, decreased accounts payables of $0.5 million, and decreases in accrued expenses of $0.6 million. These cash outflows were offset by net cash inflows from accounts receivable of $1.5 million.

Net cash used in investing activities for the six months of fiscal 2001 and fiscal 2000 was insignificant.

In December 2000, the Company renewed its bank line of credit that provides for maximum borrowings of $5.0 million, and is limited to certain percentages of eligible accounts receivable and eligible inventory. The Company has not drawn on this line of credit.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The-Counter (OTC) Bulletin Board. During the fiscal year 2000, the Company successfully completed a $1.5 million private placement of 500,000 shares of common stock, however the Company's access to further equity financing could be effected by the level of the Company's share price and the Company's listing status.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2001. However, the Company has incurred substantial operating losses in the past and may seek additional financing. If additional funds are required there can be no assurance that such funds will be available and/or on terms favorable to the Company and its stockholders.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133 at the start of fiscal year 2000. This adoption did not have a material impact on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC . In June 2000, the SEC issued SAB 101B, which defers the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 30, 2001. The Company believes that adopting SAB 101 will not have a material impact on its financial statements.

Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of March 31, 2001, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 22, 2001 in San Jose, California, the stockholders (i) elected four directors to serve on the Company's Board of Directors, (ii) approved the Company's 2001 Stock Plan,
(iii) approved an increase of 500,000 in the number of shares authorized under the Company's 1993 Employee Stock Purchase Plan, and (iv) ratified the Company's appointment of PricewaterhouseCoopers, LLP as independent accountants.

The vote for nominated directors was as follows:

          Nominee                   For                Against       Abstain
          -------                   ---                -------       -------
          Wilson Wong               4,830,124          405,115          0
          Jeff Yuan-Kai Lin         4,830,124          405,115          0
          Michael D. Kaufman        4,830,124          405,115          0
          Edmond Y. Tseng           4,830,124          405,115          0

The vote to approve the Company's 2001 Stock Option Plan was as follows:

                  For                  Against             Abstain
                  ---                  -------             -------
                  1,467,300            449,475              8,758


The vote to approve an increase in the number of shares authorized under the Company's 1993 Employee Stock Purchase Plan was as follows:

                  For                  Against             Abstain
                  ---                  -------             -------
                  1,811,125             99,250             15,158


The vote for ratifying the appointment of PricewaterhouseCoopers, LLP was as follows:

                  For                  Against             Abstain
                  ---                  -------             -------
                  5,224,156              7,125              3,958


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits:
              None

(b.)     Reports on Form 8-K:
                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 11, 2001                  ASANTE TECHNOLOGIES, INC.
                                             (Registrant)



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