Form 10-Q
period 2001-06-30
ASANTE TECHNOLOGIES INC
filed 2001-08-14
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 30, 2001 there were 9,968,963 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         PAGE NO.


Item 1:   Financial Statements:

          Unaudited Condensed Balance Sheets -
          June 30, 2001 and September 30, 2000                                 3

          Unaudited Condensed Statements of Operations -
            Three and nine months ended June 30, 2001
            and July 1, 2000                                                   4

          Unaudited Condensed Statements of Cash Flows -
            Nine months ended June 30, 2001, and
            July 1, 2000                                                       5

          Notes to Unaudited Condensed Financial Statements                  6-9

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10-14

Item 3:   Quantitative and Qualitative Disclosures About
          Market Risk                                                         14

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                                   15

Item 4:   Submission of Matters to a Vote of
          Security Holders                                                    16

Item 5:   Other Information                                                   16

Item 6:   Exhibits and Reports on Form 8-K                                    16

          Signature                                                           17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ASANTE TECHNOLOGIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                       June 30,    September 30,
                                                         2001          2000
                                                       --------      --------
Assets

Current assets:
  Cash and cash equivalents                            $  4,684      $  6,433
  Accounts receivable, net                                2,024         3,233
  Inventory                                               2,377         2,605
  Prepaid expenses and other current assets                 650           523
                                                       --------      --------

           Total current assets                           9,735        12,794

Property and equipment, net                                 139           261
Other assets                                                172           167
                                                       --------      --------

           Total assets                                $ 10,046      $ 13,222
                                                       ========      ========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                     $  2,160      $  3,776
  Accrued expenses                                        4,716         5,437
  Payable to stockholder                                    271           330
                                                       --------      --------

           Total current liabilities                      7,147         9,543
                                                       --------      --------

Stockholders' equity:
  Common stock                                           28,413        28,370
  Accumulated deficit                                   (25,514)      (24,691)
                                                       --------      --------

           Total stockholders' equity                     2,899         3,679
                                                       --------      --------

Total liabilities and stockholders' equity             $ 10,046      $ 13,222
                                                       ========      ========

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                  Unaudited Condensed Statements of Operations
                    (in thousands, except per share amounts)


                                              Three months ended         Nine months ended
                                             ---------------------     ---------------------
                                             June 30,     July 1,      June 30,     July 1,
                                               2001         2000         2001         2000
                                             --------     --------     --------     --------
Net sales                                    $  4,919     $  6,688     $ 16,887     $ 21,740
Cost of sales                                   3,221        4,225       10,858       13,499
                                             --------     --------     --------     --------

  Gross profit                                  1,698        2,463        6,029        8,241
                                             --------     --------     --------     --------

Operating expenses:
  Sales and marketing                           1,234        1,447        3,809        4,858
  Research and development                        703          735        2,050        2,300
  General and administrative                      359          365        1,119        1,221
                                             --------     --------     --------     --------

Total operating expenses                        2,296        2,547        6,978        8,379
                                             --------     --------     --------     --------

Loss from operations                             (598)         (84)        (949)        (138)

Interest and other income (expense), net           41           24          126          118
                                             --------     --------     --------     --------

Loss before income taxes                         (557)         (60)        (823)         (20)
Provision for income taxes                         --           --           --           --
                                             --------     --------     --------     --------

Net loss                                     ($   557)    ($    60)    ($   823)    ($    20)
                                             ========     ========     ========     ========

Basic and diluted net loss per share         ($  0.06)    ($  0.01)    ($  0.08)    ($  0.00)
                                             ========     ========     ========     ========

Weighted average common shares
  and equivalents outstanding:

     Basic and diluted                          9,969        9,877        9,938        9,526
                                             ========     ========     ========     ========

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Nine months ended
                                                             ------------------
                                                             June 30,   July 1,
                                                              2001       2000
                                                             -------    -------
Cash flows from operating activities:
  Net loss                                                   $  (823)   $   (20)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                              156        469
      Provision for doubtful accounts receivable                  48        147
  Changes in operating assets and liabilities:
      Accounts receivable                                      1,161      1,868
      Inventory                                                  228       (819)
      Prepaid expenses and other current assets                 (128)       125
      Accounts payable                                        (1,616)    (2,443)
      Payable to stockholder                                     (59)      (384)
      Accrued expenses                                          (721)        85
                                                             -------    -------

NET CASH USED IN OPERATING ACTIVITIES                         (1,754)      (972)
                                                             -------    -------

Cash flows from investing activities:
  Purchases of property and equipment                            (34)       (93)
  Other assets                                                    (4)        39
                                                             -------    -------

NET CASH USED BY INVESTING ACTIVITIES                            (38)       (54)
                                                             -------    -------

Cash flows from financing activities:
  Issuance of common stock                                        43      1,550
                                                             -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         43      1,550
                                                             -------    -------

Net increase (decrease) in cash and and cash equivalents      (1,749)       524
Cash and cash equivalents, beginning of period                 6,433      4,808
                                                             -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 4,684    $ 5,332
                                                             =======    =======

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1. INTERIM CONDENSED FINANCIAL STATEMENTS

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 30, 2000, included in the Company's 2000 Annual Report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                      Three Months Ended      Nine Months Ended
                                                       -----------------      ------------------
                                                       June 30,   July 1,     June 30,   July 1,
                                                        2001       2000         2001      2000
                                                       ------     ------      ------     -------
Net loss                                               $ (557)    $  (60)     $ (823)    $   (20)
                                                       ======     ======      ======     =======

Weighted average common stock outstanding (basic)       9,969      9,877       9,938       9,526
Dilutive effect of warrants and options                    --         --          --          --
                                                       ------     ------      ------     -------
Weighted average common stock outstanding (diluted)     9,969      9,877       9,938       9,526
                                                       ======     ======      ======     =======

Net income (loss) per share:
  Basic                                                $(0.06)    $(0.01)     $(0.08)    $ (0.00)
                                                       ======     ======      ======     =======
  Diluted                                              $(0.06)    $(0.01)     $(0.08)    $ (0.00)
                                                       ======     ======      ======     =======

For the three months ended June 30, 2001, and July 1, 2000, options and warrants outstanding of 1,624,816 and 1,520,617, respectively, were excluded since their effect was antidilutive.

For the nine months ended June 30, 2001, and July 1, 2000, options and warrants outstanding of 1,622,804 and 1,412,143, respectively, were excluded since their effect was anti-dilutive.

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

NOTE 4. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                       June 30,    September 30,
                                                        2001           2000
                                                       -------        -------
Raw materials and component parts                      $   362        $   449
Work-in-process                                             74            154
Finished goods                                           1,941          2,002
                                                       -------        -------

                                                       $ 2,377        $ 2,605
                                                       =======        =======

NOTE 5. BANK BORROWINGS

In December 2000, the Company renewed its bank line of credit that provides for maximum borrowings of $5.0 million, and is limited to certain percentages of eligible accounts receivable and eligible inventory. No borrowings have been made under the line-of-credit agreement. The line of credit is available through December 2001 and is subject to certain covenant requirements. As of June 30, 2001, the Company was not in compliance with the net worth requirement.

NOTE 6. INCOME TAXES

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended June 30, 2001 and July 1, 2000, due primarily to a valuation allowance being established against the Company's deferred tax assets, which consists primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.

NOTE 7. LITIGATION

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23,1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. The Federal Circuit has entered an Order staying the appeal pending the outcome of related U.S. Patent and Trademark Office proceedings. Datapoint's recent letter motion to lift the stay was denied by the Federal Circuit on December 26, 2000 and so the case remains stayed.

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the retail value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney recently stated that he would still consider settlement of the Company's case in the near future due to factual differences.

NOTE 8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial statements.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on the Company's financial position, results of operations and cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on the Company's financial position, results of operations and cash flows.

In June 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor's products. EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001. The Company has not yet determined the impact that adoption of this issue will have on the Company's financial position, results of operations and cash flows.

NOTE 9. SEGMENT INFORMATION

The Company determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first nine months of each fiscal year are as follows:

                                                     2001                 2000
                                                     ----                 ----
United States                                         76%                  74%
Europe                                                14%                  19%
Other                                                 10%                   7%

Substantially all of the Company's assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC filings, including this report on Form 10-Q for the three and nine months ended June 30, 2001, and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. These forward looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary significantly from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2001 were approximately $4.9 million, a decrease of $1.8 million, or 27%, from net sales of $6.7 million for the third quarter of fiscal 2000. Sales during the quarter continued to be affected by the continued economic slowdown which caused reduced demand and increased competitive pressures within the networking sector and high tech market in general. Sales of the Company's unmanaged hubs were down $0.5 million, from $1.0 million, to $0.5 million; sales of the Company's adapter cards were down $1.3 million, from $1.9 million, to $0.6 million due primarily to a reduction in sales to one large customer and to declines in sales of legacy adapters as Apple Computer continues to incorporate Ethernet onto the motherboard of most of its new computers. Sales of managed systems products were down $0.6 million compared to the prior year, from $1..5 million to $0.9 million, reflecting reduced demand for higher priced equipment due to the economic downturn, and delayed educational sales. During the same period, sales of the Company's unmanaged switching products increased $0.3 million, from $0.9 million to $1.2 million due primarily to increased sales of the Company's low port count 5 and 8-port switches, and sales of the Company's FriendlyNET router products were up $0.7 million from $42,000 to $0.8 million. OEM (Original Equipment Manufacturer) sales for the third quarter of fiscal 2001, remained approximately flat compared to the third quarter of fiscal 2000.

Net sales for the first nine months of fiscal 2001 decreased by approximately 22% to $16.9 million compared to $21.7 million for the first nine months of fiscal 2000. This decrease was due to several factors including a decrease of $2.7 million, from $6.0 million to $3.3 million in the sales of older adapter due primarily to Apple Computer's continuing incorporation of Ethernet onto the motherboard of its newer products and reduced direct sales to one of the Company's larger customers; a decrease of $2.3 million, from $4.5 million to $2.2 million, in sales of the Company's unmanaged hubs due primarily to sharp pricing declines and a gradual transition to switching and routing products from shared hub products; and a decrease of $1.7 million in sales of print routers from $3.3 million to $1.6 million for the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000. Additionally, the Company experienced a small reduction in sales of its 10/100 managed switches due primarily to poorer economic conditions. For the nine months ended June 30, 2001, OEM sales declined $0.3 million, from $0.8 million to $0.5 million. These declines were offset by increased sales of the Company's Internet Router products of $2.3 million, unmanaged switches of $0.5 million, and Gigabit managed switches of $0.7 million.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 21% of net sales for the third quarter of fiscal 2001 and were approximately 19% for the first nine months of fiscal 2001. These percentages compare to 23% and 26% for the third quarter and first nine months of fiscal 2000, respectively. The decrease in international sales for the first nine months of fiscal 2001 as compared to fiscal 2000 was due primarily to the economic downturn in the market.

The Company's gross profit as a percentage of net sales decreased to 34.5% for the third quarter of fiscal 2001 as compared to 36.8% for the same period in fiscal 2000. The Company's gross profit as a percentage of net sales decreased to 35.7% for the first nine months of fiscal 2001 as compared to 37.9% for the same period in fiscal 2000. These decreases were due primarily to intense competitive pricing pressures caused by the economic downturn.

Sales and marketing expenses decreased by $0.2 million, or 15%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, and decreased by $1.0 million, or 22%, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. As a percentage of sales, these expenses were 25% in the third quarter of fiscal 2001 and 23% in the first nine months of fiscal 2001, compared with 21% and 22% in the third quarter and first nine months of fiscal 2000, respectively. The decreases in sales and marketing expenditures were due primarily to decreases in personnel and related costs, tradeshow participation, advertising related costs, and reduced reserves for bad debts. The Company believes that sales and marketing expenses overall will remain flat or increase slightly for the remainder of fiscal 2001.

Research and development expenses decreased by $30,000, or 4%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 and decreased by $0.2 million, or 11% in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. The decreases were due primarily to lower depreciation and prototype related costs. The Company expects that future spending on research and development will remain flat or increase slightly in absolute dollars for the remainder of fiscal 2001.

General and administrative expenses remained approximately flat in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 and decreased by $0.1 million, or 8%, in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. As a percentage of net sales, these expenses were 7% for the third quarter of fiscal 2001, and 7% for the first nine months of fiscal 2001, as compared with 5% and 6% for the third quarter and first nine months of fiscal 2000, respectively. The Company expects that general and administrative spending will remain constant for the remainder of fiscal 2001.

INCOME TAXES

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended June 30, 2001 and July 1, 2000, due primarily to a valuation allowance being established against the Company's deferred tax assets which consists primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.8 million for the nine months ended June 30, 2001, compared to cash used of $1.0 million for the nine months ended July 1, 2000. During the first nine months of fiscal 2001, the net cash used by operating activities resulted primarily from the Company's net loss, decreased accounts payable of $1.6 million, and decreased accrued expenses of $0.7 million. These cash outflows were partially offset by net cash inflows from accounts receivable of $1.2 million and reduced inventory of $0.2 million.

Net cash used in investing activities for the nine months of fiscal 2001 and fiscal 2000 was insignificant.

In December 2000, the Company renewed its bank line of credit that provides for maximum borrowings of $5.0 million, and is limited to certain percentages of eligible accounts receivable and eligible inventory. The Company has not drawn on this line of credit. The line of credit is available through December 2001 and is subject to certain covenant requirements. As of June 30, 2001, the Company was not in compliance with the net worth requirement.

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

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through the next twelve months. However, the Company has incurred substantial operating losses in the past and may seek additional financing. If additional funds are required there can be no assurance that such funds will be available and/or on terms favorable to the Company and its stockholders. At June 30, 2001, the Company was not in compliance with one of covenants on a line of credit agreement, related to a net worth requirement and as a result the line of credit may not be available to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statements of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial statements.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on the Company's financial position, results of operations and cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on the Company's financial position, results of operations and cash flows.

In June 2001, the FASB Emerging Issues Task Force ("EITF 00-25") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor's products. EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001. The Company has not yet determined the impact that adoption of this issue will have on the Company's consolidated financial position, results of operations and cash flows.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. As of June 30, 2001, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on its investment portfolio.

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

In September 1999 certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney recently stated that he would still consider settlement of the Company's case in the near future due to factual differences.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Subsequent to the end of the fiscal quarter for which this 10-Q relates, the Company received a request from two private placement investors, pursuant to certain registration rights held by such investors, to file a registration statement for the reale of up to 500,000 shares of the Company's common stock. As a result, the Company plans to file a registration statement relating to the resale of these shares. The Company will pay the costs of preparing and filing this registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b)  Reports on Form 8-K: None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2001                    ASANTE TECHNOLOGIES, INC.
                                              (Registrant)

                                           By: ANTHONY CONTOS

                                             Anthony Contos
                                 Vice President, Finance and Administration
                            (Authorized Officer and Principal Financial Officer)