Form 10-K
period 2001-09-29
ASANTE TECHNOLOGIES INC
filed 2001-12-26
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 29, 2001

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 30, 2001, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately $4,001,272. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of November 30, 2001, the Registrant had 10,003,181 shares of Common Stock outstanding.

                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on February 21, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                         Page of
                                                                          Report

                                     PART I

ITEM 1.   BUSINESS                                                            1

ITEM 2.   PROPERTIES                                                         15

ITEM 3.   LEGAL PROCEEDINGS                                                  15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16
          EXECUTIVE OFFICERS OF THE COMPANY                                  17

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS                                                18

ITEM 6.   SELECTED FINANCIAL DATA                                            19

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         26

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        27

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                47

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 48

ITEM 11.  EXECUTIVE COMPENSATION                                             48

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                         48

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     48

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K                                                           49

SIGNATURES                                                                   52

Asante, FriendleyNet, IntraCore, IntraStack, IntraSwitch, NetStacker, AsanteTalk, AsantePrint, FriendlyStack, AsanteFAST, GigaNix, and OpenView are registered trademarks of Asante Technologies, Inc. Other product and brand names may be trademarks of registered trademarks of their respective owners.

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

The majority of the Company's products are designed for Ethernet networks. Ethernet is a type of network topology that determines how packets, or message units, are handled and sent across the network. Ethernet is the most widely used communication standard in Local Area Networks ("LAN"). The majority of these Ethernet products are designed to function at speeds of either 10 Mbps (standard Ethernet, or 10BASE-T) or 10/100 Mbps (known as "Fast Ethernet", or 100BASE-T), however, Gigabit Ethernet (an Ethernet technology that raises transmission speed to 1 Gbps) has been increasingly adopted in the industry due to higher bandwidth requirements needed in the network brought about by the standardization of 10/100 Fast Ethernet at the user level, and by the convergence of voice, data, and video traffic usage across the same network infrastructure.

In fiscal 2001, the Company continued to focus its products and services on providing high-speed local area network and Internet access solutions. The Company sells to distributors and resellers who serve three primary customer markets: educational, digital design, and small business markets or Small Office/Home Office (SOHO). Additionally, in fiscal 2001, the Company began to focus substantial efforts in the Multiple Tenant Unit/Multiple Dwelling Unit (MTU/MDU) market, a rapidly emerging, high growth market even during the current economic recession. This market segment may be reached through a combination of partnerships, direct sales, and specialized value added resellers (VAR's).

During fiscal 2001, the high-tech industry, and in particular the networking sector, experienced a significant slowdown in sales. This slowdown in sales was partially caused by the failure of a significant number of large service providers, who had been responsible for the purchase of a major amount of mid-range switches, and large scale network switches and routers, broadband routers and modems. Additionally, a large portion of the Internet based companies have gone out of business causing a further decrease of purchases of network systems products and services. This market-wide reduction in demand had several effects including excess new and used inventories in the market, excess inventories at global manufacturers, and reduced demand for semi-conductors and electronic components causing component prices to drop significantly and certain manufacturers to sell their products at extremely low margins in an attempt to reduce inventory levels and increase inventory turnovers.

According to Business Week, revenues in the high tech sector decreased approximately 20% in 2001. It has also been reported that networking sector revenues decreased approximately 30% on average in 2001. Slowdown in revenues had global effects on corporate spending and has significantly affected both larger and smaller enterprises. As such, the economy has found itself in its first recession in more than eleven years.

However, there are opportunities in the networking market even in a recession. The demand for Storage Area Network product appears positive, as does the global Metropolitan network and MTU/MDU market. The emergence and increasing adoption of broadband technologies will continue to create demand for specific products in these markets.

As the Internet and market for networking products continues to evolve and grow, several trends will create significant business opportunities for the Company, which is in a good position to take advantage, these include:

o Increasing demand to receive digital content (information, graphics, video, music, voice);

o    Rapid acceptance and deployment of high-speed local area networks;

o Increasing demand for broadband (high speed / high bandwidth) Internet access for small offices, home businesses, shared business complexes, schools, consumers, and

o Integration of high speed networks using Ethernet into many existing technologies.

The increasing availability of streaming audio and video and other digital media has driven demand in the industry towards formats with substantially larger file sizes requiring much larger storage requirements. MPEG-1, MPEG-2, MP-3, TIFF files are all examples of commonly used formats, which have dominated the industry and user demand. Each format requires faster speeds, and greater bandwidth to transfer in a reasonable time. This continued demand at the business and home consumer level continues to drive demand for high-speed access to the Internet.

Additionally, as business and users increasingly develop and use the Internet as a means of communication, the need for increased speed and bandwidth is increasing phenomenally. According to the trade publication Kinetic Strategies, broadband subscribers now exceed 9.3 million, and household penetration is 8.2% in the US. Additionally, according to Dataquest, residential gateway access in the US is expected to grow to 28 million subscribers by 2004, and a report by Cahner's In-Stat stated that residential gateways with integrated voice, video and data services are expected to grow from $100 million is fiscal 2000 to $5 billion in 2005. This increased bandwidth has enabled users previously connecting at 28.8 Kbps, or up to 56Kbps over their analog phone lines, to access the Internet at speeds of up to 1.5 Mbps, enabling voice, data, music and video transfers over the Internet. Even in the current economic climate, the number of users and the use of digital voice, video, music and graphics has continued to increase due to affordable higher speed processors, the cost effectiveness of Fast Ethernet (10/100, or 100 Mbps) networking, the emergence of affordable Gigabit Ethernet products and the standardization of the Internet as a form of communication for businesses and consumers.

The Company's strategy is to capitalize on these trends with a comprehensive product and service portfolio encompassing innovative technologies, enhanced strategic sales channels, and strategic partnerships. While the current economic climate and extreme competitiveness of the SOHO market remains, the Company is penetrating certain horizontal markets with the Company's IntraCore products, specifically the MTU/MDU and education markets.

Innovative technologies.

In fiscal 2001, the Company continued to invest in multi-service networks to support converged, high-speed data, voice and video networks. The Company also introduced a wide range of Gigabit Ethernet products for our high-end IntraCore and workgroup-oriented FriendlyNet product lines.

The greatly increased bandwidth and speed has been created primarily due to the emergence of 10/100 Ethernet technology taking over the desktop as the networking standard and to broadband technologies continue to lead growth in internet connectivity. This increased bandwidth has created much greater demand and downward pricing pressures as the telephone companies and larger networking companies are pressured to deliver "all-in-one" Local Area Network (LAN), Wide Area Network (WAN), phone, fax, and video communications centers at attractive price points. With this new affordability and the continued emergence of newer technologies such as wireless and Internet Protocol (IP) telephony, and broadband technologies allowing easy connectivity in the home, the reality of the true home network is nearing. Additionally, small business can afford to have the same access to these resources and digital media prevously available only to large companies.

The Company pioneered integration of Internet technology into its network products. The Company continues to incorporate these technologies into its managed switches and Internet access products. The Company was the first to integrate Intranet technology into its new switches in the form of a built-in, Java-enabled HTTP server. The Company's FriendlyNet routers, including its 3004 Cable/DSL routers and new 3002 wireless routers have attained significant recognition, including 21 different awards from PC World, Mac World, C-NET, MacHome, Practically Networked, and Amazon.

The Company's technological expertise is well positioned to take advantage of growing markets to introduce all-in-one products to answer the needs of the converged network for homes and small businesses. Additionally, the Company's products are differentiated through its strong software expertise.

Strategic sales channels.

By expanding its distribution channels to meet the emerging Internet consumers, Asante expects to grow its sales through strategic partners and businesses that sell products and services on the Internet, while continuing to build traditional retail channels that provide revenue and profit opportunities. In fiscal 2001, the Company launched a new VAR program aimed at attracting additional resellers to carry the Company's products both focusing on the Company's IntraCore products and SOHO products. Additionally, the Company re-entered the superstore retail market in August with the addition of Comp USA as a customer.

The Company plans to seek additional business partners and alternative sales channels to increase its market share in its areas of expertise and will leverage these relationships to expand the markets for its new products and services going forward.

Strategic Partnerships.

In fiscal 2001, the Company successfully continued its process of seeking strategic partnerships designed to place the Company in a leadership position in several areas. The Company's relationship with Apple Computer, Inc. continued during fiscal 2001. The Company announced several customers and relationship in the MTU/MDU market with well-known service providers such as Novus Telecommunications, and Solutions, Inc. The Company has continued its Gigabit Ethernet leadership with other technological partners including National Semiconductor, IBM, and Broadcom, as well as several large Internet Service Providers (ISP's), and corporations.

In addition, the Company is focusing its efforts into certain strategic business and technical relationships to increase its strength and presence in the market and to continue to introduce cutting edge technologies.

Products

The Company offers both advanced, or managed, systems products (hubs and switches) and simple, easy to use unmanaged systems products. The Company's advanced switches and hubs allow more sophisticated users the ability for increased administration, system analysis, identification of network communication problems, and security among other functions. Many of these products offer advanced management features designed to allow service providers and other entities differentiated software features highly demanded, yet now generally available on most competitor's products near the price range. The Company's unmanaged products feature easy to use, Plug-and-Play operation for the customer needing convenient connectivity at a cost-effective price, or just needing to extend an existing network. The Company's unmanaged, or SOHO products include Internet connectivity products (routers), hubs, switches, and adapter cards.

Internet Connectivity Products (Routers)

During fiscal 1999 and 2000, the Company introduced a family of routers designed to allow multiple SOHO or home users to connect to the Internet at the same time at increased speeds. In fiscal 2000, the Company introduced a family of award winning broadband Cable/DSL routers to meet the expanding demands of the rapidly growing broadband market. During fiscal 2001, the Company introduced its first wireless Internet access products which have also won numerous awards from Macworld, Network Computer and PC World. The Company plans to introduce additional Internet routers to meet the changing needs of the market. Current product development includes additional wireless, Digital Subsciber Line (DSL) modem, an integrated server/router, and other emerging technologies.

The FriendlyNet 3004 allows up to 12 users to connect to the Internet via one Cable or DSL modem and includes a four port 10/100 switch for maximum performance and expandability. The 3004LC offers a parallel printer port in addition to a serial port for connection to an external redundant analog modem during those times the broadband connection may be experiencing difficulties. This feature also offers users who have not yet upgraded to broadband an upgrade path from analog to digital. These products have won top honors in PC World (Best Buy), MacWorld (4 mice award, and recommended product), and Macs Only among other publications.

Wireless Internet Connectivity Products

The FriendlyNet 3002AL family of wireless routers allow up to 12 users to connect to the Internet via one Cable or DSL modem and includes a two port 10/100 switch for maximum flexibility and expandability. This wireless connectivity allow users to connect to the network or internet without needing to run wires to multiple locations within range of the router. The 3002's design allows users to purchase the router at a low price, and upgrade to wireless at a later date. In addition, since the router's flexible architecture allows users to add their own wireless PCMCIA card (a credit-card sized, removable module for portable computers standardized by Personal Computer Memory Card International Association), users can upgrade the router as new technologies become available. The 3002AL offers a parallel port for print routing among all users on the network, a feature generally not available on most competitive products.

The FriendlyNet AL1011 wireless PCMCIA not only provides wireless connectivity for Windows PCs, but integrates perfectly with the 3002 family of routers to provide wireless connectivity on the router. This adapter is sold separately or bundled with 3002AL routers.

The FriendlyNet AeroLan 2011 (AL2001) USB adapter offers wireless connectivity to any PC featuring an industry standard USB port. The AL2001 integrates seamlessly with the 3002 AL family of routers.

Switch Products

Asante's comprehensive line of switches includes multiple families of switches designed to meet the needs of both its vertical and horizontal market customers.

Asante's IntraCore Series Switches were introduced during fiscal 2000, and currrently consist of three new families of advanced managed multi-service 10/100/1000 Mbps switches. Each product offers Asante's built-in HTTP management server software featuring Java-enabled features as well as other advanced features.

The IntraCore 9000 chassis multi-service switches are currently Asante's most sophisticated managed switches designed to provide maximum bandwidth for the network backbone and other high congestion situations, and offer multiple services, hot swappable architecture, as well as power redundancy. Each chassis may support up to 192 10/100 ports, or 16 Gigabit ports. These products feature advanced management cababilities including Independent Print Media Group (IPMG) multicast pruning which allows Information System (IS) managers to filter out unwanted Internet broadcast messages and unwanted data, Virtual Local Area Network (VLAN ), Remote Monitoring and Management of the Network (RMON), Simple Network Management Protocol (SNMP) mangement, as well as prioritization.

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

The IntraCore 65120 family of switches, introduced in April 2001, is the industry's first 12 Gigabit port switch in a 1 unit (1U) high chassis. These powerful switches come in two varieties. The 65120-2G comes with 10 built in copper Gigabit ports and 2 Gigabit Interface Converter (GBIC) module slots for a variety of Gigabit Fiber or Copper connectivity. The 65120-12G comes with 12 built-in GBIC slots and offers customers the high value, features and flexibility of connection options.

The new IntraCore 3524 series 10/100/1000Mbps switches and 6548, replaced the popular 6524 series and was introduced in October 2001. This series of switches offers maximum flexibility to meet the needs of all managed network requirements, as well as offering the best value and functionality of any Layer 2 switch on the market. The 3524 switch family offers an extremely rich feature set including 24 10/100 ports plus two modular slots for the addition of 100Fiber, 1000SX (standard fiber), 1000LX (long haul fiber), GBIC modules for the addition of standard fiber Gigabit, copper Gigabit, GBICs, and a large assortment of advanced multi-service management features. In addition, the 3524 plans offer the power stackability allowing network managers to manage an entire stack of 8 switches from a single IP address.

The IntraSwitch 6000 series 10/100 switches provide maximum bandwidth for those customers requiring solutions for high congestion situations. These products feature an integrated HTTP management server with Java-enabled features, as well as other advanced functions. The IntraSwitch 6000 series of switches currently ships in a 24 port configurations and are based on the Company's proprietary application specific integrated circuit (ASIC), or multi-function chip technology. In addition, these switches offer the customer additional management features and a migration path for those customers requiring a Gigabit backplane.

The FriendlyNet 4000/5000/400 series switch family features low cost, high performance 10/100 Mbps unmanaged switches for smaller networks and other users with high bandwidth needs. The switches feature NWay auto-negotiation to automatically determine either 10 or 100 Mbps operation and currently come in 5, 8, 16, and 24 port configurations. The 4016 and 4024 may be rack-mounted for ease of set-up and placement in the wiring closet.

The Company also offers the FS3208 FriendlyNet switch family, a 10 Mbps, eight port unmanaged switch with two 10/100 port uplinks.

Gigabit Adapters and Other Gigabit Products

Gigabit Over Fiber Solutions

The Company shipped its first Gigabit products in February 1999. These products included a full-featured Gigabit card. Additionally, in the second quarter of fiscal 1999, the Company introduced the industry's first unmanaged Gigabit switches designed to complement its current switch products and provide high-end solutions at affordable prices for those customers with large bandwidth needs. The Company's 7000 series switches feature 8, 16, and 24 port solutions. The Company will continue investing in research and development on Gigabit technology to meet the needs of its customers requiring implementation of a Gigabit solution to the backbone of their networks.

The Company compliments these switches, with a high performance Gigabit over fiber Ethernet card, for incorporation into a server or to a power user.

Gigabit Over Copper Solutions

In 2000, the Company led the industry in introducing the world's first Gigabit Ethernet over copper unmanaged system products in partnership with Broadcom Communications, Inc. In July 2000, the Company announced a joint partnership with Apple Computer and Broadcom in a drive to bring affordable Gigabit Ethernet over Copper to the desktop. The first switch product introduced was the GX4 Model 400 switch, which delivers over ten times the available bandwidth per port of a standard 100 Mbps (Fast Ethernet) connection, can transmit and receive at 1000 Mbps simultaneously, and comes with circuitry which self-corrects for the most common types of wiring errors.

The GX4-224 includes two copper 100/1000 ports and 24 10/100 ports. This switch offers the best value of 10/100 connectivity along with two Gigabit ports for connection to a high speed server, or for power users compared with other solutions on the market today.

The GX4 800 GBIC, introduced in 2001, includes six copper 100/1000 ports and 2 GBIC expansion slots for either Gigabit Fiber or Copper connectivity to a high speed server, power users, or as a backbone in small and medium sized networks where network management is not essential. The fiber connectivity also allows network manager's connectivity between local buildings.

In November 2000, the Company announced a partnership with National Semiconductor to bring a Gigabit over Copper adapter card to market at a target price of approximately $150, less than half the price of current competition, and now selling in the $100 price range. The adapter ships with drivers for Windows, Unix, Novell, and Linux operating systems. The Company also offers another card in this family compatible with Apple OS, in addition to the operating systems available above. The Company continues to be a leading manufacturer of Gigabit Ethernet adapters.

10Base-T/100BASE-TX (Fast Ethernet) Shared Systems

In addition to switches, the Company offers a strong family of dual speed 10/100 Fast Ethernet systems and adapters to allow customers to connect personal computers and high performance servers over a corporate Intranet and offer a cost effective way to transition to 100BASE-T networking.

The Company's NetStacker II family of auto-negotiating 10/100 managed shared hubs replaced the Company's award winning NetStacker family of managed 10 Mbps stackable hubs. Asante's 12 and 24 port 10/100 Netstacker II stackable hubs offer easy, cost effective migration to a managed solution via an optional management module. The family supports up to eight unmanaged 12 or 24 port stacked units for up to 192 ports and includes one standard Media Independent Interface (MII) slot on each unit for 100Base-FX connectivity options.

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

10BASE-T Systems and Adapter Cards

In fiscal 2001, the trend for sophisticated users and many new businesses continued to move to 10/100 Ethernet technology. However, the demand for low cost 10 Mbps Ethernet hubs and switches from more price-sensitive and home customers remained. The trend to 10/100 technology is particularly strong in the kindergarten through grade 12 education market and the smaller SOHO user in which the Company has a strong reputation and product name recognition. The Company expects that sales levels in the 10 Mbps market will continue to decline more rapidly as pricing for switching technology and 10/100 Mbps shared Ethernet technology have made adoption of these standards more attractive, and the increasing use of Internet traffic and data, voice, and video over the same cabling begins to necessitate the use of faster speeds for some applications.

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

USB 2.0 Technologies. The Company currently ships technologies based on the new, high bandwidth USB 2.0 standard to major customers and Original Equipment Manufacturer (OEM) accounts. The Company plans to introduce products based on this standard to the general market in fiscal 2002.

Technology

The Company is a provider of leading edge products in the Ethernet networking industry. The Company introduced the first 100 Mbps stackable hub system products in 1995 and has continued to bring new technology to the market ahead of competition. In addition, the Company continued to ship products based on its proprietary 10/100 ASIC chip allowing the Company to offer high performance switches at competitive prices. The Company is continuing its development of new and enhanced products for connecting to the Internet and corporate Intranets. The Company has and will continue to focus efforts to expand its Gigabit product line. Additionally, the Company currently focuses a significant portion of its research and development efforts in bringing to market more advanced Layer 3 switches, and to differentiating its Layer 3 and Layer 2 switches with features demanded in its vertical markets.

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

Asante's major distributors are leading wholesale distributors of computer products in North America. To supplement the efforts of these distributors overseas, the Company has appointed international distributors for specific territories. All of the Company's distributors are generally appointed on a non-exclusive basis. Fulfillment of products to e-commerce customers are typically handled through the Company's distribution channel, or directly from the Company to customers within the United States.

Asante also sells its products directly to major universities and educational institutions to take advantage of the significant penetration of the Company's products in these markets.

From time to time, the Company pursues OEM opportunities which it believes make sense to the Company's current business plan. These relationships may typically cause fluctuations in the Company's business based on the Company's ability to locate, or maintain various OEM opportunities and the ability of the Company to offer cutting edge, cost effective technology of interest to its OEM customers. The Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales are expected to constitute a larger portion of the Company's total sales in fiscal 2002.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 23%, 23%, and 24% of the Company's net sales in fiscal years 2001, 2000, and 1999, respectively. From fiscal 2000 to fiscal 2001, the Company experienced reduced sales in all three geographic regions due to the downturn affecting the world economy. Of those the greatest impact was in Europe where sales declined approximately 35% due to factors similar to those encountered domestically. Sales in Asia Pacific decreased slightly in fiscal 2001, compared to the prior year due primarily to competition from Asia manufacturing and softness in demand in Macintosh related products.

The Company intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates and promotes its products and builds brand name recognition by extensive trade advertising, participation in industry trade shows, and other marketing efforts. As of September, 2001, the Company supported the sales efforts of its distributors with 21 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories and with 11 outside sales representatives.

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

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of some distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. During fiscal 2000, the Company took action to eliminate Pinacor, a distributor of the Company, as a primary distributor due to perceived financial risk. Subsequently, Pinacor initiated Chapter 11 bankruptcy proceedings. In the beginning of the fourth quarter of fiscal 2000, the Company ceased product shipments to Merisel USA, due to a perceived risk of financial exposure. The debt write-off to these two distributors did not exceed $265,000 in fiscal 2000. Although the Company has increased its business with its other distribution channels, it does not believe it has completely offset the loss of revenues from the cessation of business with the two aforementioned distributors, however the Company has taken steps to increase its channels which it believes has benefited the Company during fiscal 2001. A reduction in the sales effort by any of the Company's other major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes, except as described above, that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

In fiscal 1998, the Company adopted a limited warranty of its existing unmanaged products and new 10/100 6000 series managed and 4000 series unmanaged switches. Most new products contain limited warranties ranging from one year to five years. These limited warranties exclude from lifetime coverage the fan and power supply included with its products, due to the shorter life expectancy of these parts. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a limited warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations. The Company plans on reviewing its warranty policy as it brings new products to market to offer its customers competitive policies while reducing its exposure to adverse warranty claims.

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

As of September 29, 2001, the Company had 13 employees engaged in engineering and product development. During the fiscal years 2001, 2000, and 1999, the Company's engineering and product development expenses were approximately $2.8 million, $3.0 million, and $3.9 million, respectively.

The Company continues to invest significant resources in engineering projects and will continue to focus additional resources as needed in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, in fiscal 2002 and going forward, the Company will continue to focus additional efforts in the areas of embedded software design, development of additional switches and other LAN-edge devices, WAN router products, wireless, and on system integration. The Company will also continue product development efforts to expand its Gigabit product offerings.

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

Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. The subcontractors include Orient Semiconductor Electronics, Ltd.("OSE"), an assembler of semiconductor and printed circuit boards based in Taiwan, Delta Network, Edimax, Lite-on Communications, as well as other manufacturers based in California, Taiwan and China. Both OSE and Delta are stockholders of the Asante. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to quality issues have not been material.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 2001, the Company purchased $1.3 million of goods from OSE and purchased $4.8 million of goods from Delta Networks, Inc. (See Note 4 of Notes to Financial Statements). The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experiences financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company or otherwise fails to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing supply through alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE, Delta and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

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

Competition

The markets for the Company's products are highly competitive, and the Company believes that such competition will continue to intensify. Competitive trends in the Company's markets are continuing declines in average selling prices, coupled with improvements in product features and performance. The Company expects such trends too continue.

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

During fiscal 2001, a smaller portion of the Company's sales represented products sold to OEMs than in fiscal 2000. While the Company has pursued and will continue to pursue additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional large product volume arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs additional large OEM agreements in the near future, the Company expects that OEM sales will increase slightly as a percentage of total revenue in fiscal 2002.

A significant percentage of the Company's sales in fiscal 2001 and fiscal 2000 was derived from products designed for use with Macintosh Power PC, and iMAC computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple's competition in the Company's adapter card market and incorporation of Ethernet into the motherboard of a large portion of its products, and Apple's decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple's business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

As of September 29, 2001, the Company had 74 employees, including 13 in engineering and product development, 17 in manufacturing operations, 30 in marketing, sales and support services, and 14 in corporate administration. The number reflects a small increase in sales, marketing and support services, when compared to fiscal 2000.

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

ITEM 2. PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies this 44,700 square foot facility under a lease that expires on August 31, 2004, with an option to extend for an additional five years. During 1999 the Company closed the majority of its leased sales offices in connection with its restructuring activities. The Company currently has leased sales offices in Utah, and Oregon. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed. See Note 7 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23,1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the

Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. Oral arguments on the appeal were heard December 3, 2001, and a decision is expected in the next several weeks.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of December 10, 2001, and certain information regarding each of them are as follows:

       Name               Age              Position with the Company

Wilson Wong               54        President and Chief Executive Officer
Rusty Callihan            52        Vice President of Sales
Anthony Contos            38        Vice President of Finance and Administration
Jim Hsia                  39        Vice President of Marketing
Chiu K. Fung              54        Vice President of Operations
Robert Young*             57        Vice President of Operations

* Mr Robert Young resigned as Vice President of Operations in April 2001.

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

Mr Chiu K. Fung (C.K.) joined the Company in October 2000, and has served as Vice President of Operation since October 2001, a position previously held by Mr. Robert Young. Before that Mr Fung held the position of Senior Director of Operations with the Company. From June 1998 to June 2000, Mr Fung served as Monitor Service Manager for Nakamichi America Corporation where he was responsible for management of service and repair operations. From December 1995 to March 1998, Mr. Fung served as Technical Director at Orient Power Holding Ltd. where he was responsible for management of their audio business unit. Prior to that, Mr. Fung held other management positions in operations.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sale prices for the Company's Common Stock. The Company's Common Stock traded on the NASDAQ National Market System under the trading symbol ASNT until September 30, 1999 at which time the Company's Common Stock commenced trading on the Over-the-Counter (OTC) Bulletin Board under the trading symbol ASNT.OB.

Fiscal 2001                         High                      Low

First quarter                      $1 5/16                $   7/16
Second quarter                     $1 1/8                 $   1/2
Third quarter                      $  7/8                 $   1/12
Fourth quarter                     $  5/8                 $   1/8

Fiscal 2000                         High                      Low

First quarter                      $5 1/8                 $  11/16
Second quarter                     $3 3/8                 $1 11/16
Third quarter                      $2 5/8                 $   7/8
Fourth quarter                     $2 1/8                 $   7/8

As of November 30, 2001, there were 99 stockholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

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

In March 2000, the Company sold 500,000 shares of its common stock for gross proceeds of $1.5 million. The shares were sold to one corporate entity in a private transaction. The shares were issued pursuant to a claimed exemption from registration under Section 4(2) of the Securities Act of 1933 as a private placement to one investor which acquired the shares with investment intent. In August 2001, the Company filed an S-2 Registration Statement, pursuant to a request by the purchasing shareholders, to register the shares under a registration rights agreement.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)                                          Year ended
                                                      2001             2000           1999             1998            1997
Statement of Operations Data:

Net sales                                    $      22,074    $     29,280    $    37,488       $    51,433     $    83,279

Income (loss) from operations                $     (1,177)    $        200    $   (13,863)      $  (12,450)     $     2,331

Net income (loss)                            $       (949)    $        392    $   (14,161)      $  (14,435)     $     1,926

Diluted net income (loss) per share          $      (0.10)    $       0.04    $    (1.53)       $    (1.57)     $      0.21

Balance Sheet Data:

Working Capital                              $     2,483      $     3,251     $       751       $   13,645      $    26,727

Total assets                                 $     9,366      $    13,222     $    13,345       $   30,359      $    40,567

Stockholders' equity                         $     2,772      $     3,679     $     1,682       $   15,850      $    29,874

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

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended September 29, 2001, September 30, 2000, and October 2, 1999, respectively:

                                             2001          2000          1999
Net sales                                    100.0 %        100.0 %      100.0 %
Cost of sales                                 64.0           63.4         86.8
Gross profit                                  36.0           36.6         13.2
Operating expenses:
   Sales and marketing                        22.2           20.2         33.6
   Research and development                   12.5           10.4         10.4
   General and administrative                  6.6            5.3          6.1
     Total operating expenses                 41.3           35.9         50.1
Income (loss) from operations                 (5.3)           0.7        (37.0)
Interest and other income (expense), net       1.0            0.6         (0.8)
Income (loss) before income taxes             (4.3)           1.3        (37.8)
Provision (benefit) for income taxes            --             --           --
Net income (loss)                             (4.3) %         1.3 %      (37.8)%

Net Sales

Net sales decreased 24.6% to $22.1 million in fiscal 2001, from $29.3 million in fiscal 2000. Net sales were $37.5 million in fiscal 1999. The decrease in net sales from fiscal 2000 to fiscal 2001 was due to several factors including the economic downturn in the high tech industry and network industry in particular. Additionally, heavy competitive pressures for unmanaged 10/100 products and to some extent, the continued incorporation of Ethernet onto the motherboard of Apple's newer computers, has negatively affected the Company's results. During fiscal 2001, sales of unmanaged hubs decreased $2.9 million, from $5.6 million in fiscal 2000 to $2.6 million in 2001, reflecting slower economic conditions and the continued transition from shared systems products to switches. During this same period, sales of 10/100 unmanaged switches remained constant at $3.4 million.

In fiscal 2001, 2000, and 1999, one customer, Ingram Micro, Inc., distributor, accounted for 43%, 48%, and 42%, respectively, of the Company's total sales.

The decrease in net sales from fiscal 1999 to fiscal 2000 was due to several factors including heavy competitive pressures and the continued incorporation of Ethernet onto the motherboard of Apple's newer computers causing a continued decline in older connectivity products of approximately $4.7 million, a reduction in unmangaged hubs of $2.1 million due to price declines and reduction in sales of 10 Mbps products, a reduction in managed systems of $2.2 million due to the continuing decline in shared systems, and the late introduction of the Company's IntraCore 8000 and 9000 switches due to delays in availability of certain ASIC's. These decreases were partially offset by introduction of the Company's new unmanaged Gigabit products, Cable/DSL routers, and USB products.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 23%, 23%, and 24% of net sales in fiscal 2001, 2000, and 1999, respectively as a percentage of total sales. International revenue as a percentage remained constant during fiscal 2001, compared to fiscal 2000, as the economic downturn has affected the networking industry internationally. The Company believes that the demand in the MTU, and the MDU market is particulary strong in Asia and to some extent in Europe. Therefore, the Company will continue to focus its efforts on increasing sales internationally over the next several quarters but there cannot be any assurance that its efforts will be successful.

The decline in international sales in fiscal 2000, from fiscal 1999 was caused by reduced sales in Europe due primarily to price decreases and competition from Asian manufacturers.

The Company believes that the economic down turn beginning just prior to fiscal 2001, will continue during fiscal 2002. Although the Company experienced significant unit sales increases in certain products such as its Gigabit Ethernet Products, and Internet routers, price declines partially offset increases in sales quantities. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline and that sales of older managed products and adapter cards as a percent of total sales will continue to decline in fiscal 2002. The Company will continue to focus on those markets it believes it can increase its revenues and will continue to seek to increase its OEM revenues, compared to fiscal 2001.

Cost of Sales and Gross Profit

The Company's gross profit as a percentage of net sales decreased marginally to 36.0%, in fiscal 2001, from 36.6% in fiscal 2000. The decrease in fiscal 2001 compared to fiscal 2000 was primarily due to reduced selling prices for its products, which was substantialy offset by the stronger inventory and purchasing controls. During fiscal 2001, sales prices continued to be affected by heavy competitive pricing pressures. In response to this, the Company has brought to market and plans to continue to bring to market lower cost replacement products. Although the Company believes it is in a competitive position at present, the Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

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

Sales and Marketing

Sales and marketing expenses were $4.9 million in fiscal 2001 compared to $5.9 million in fiscal 2000, or a decrease of 17%. Fiscal 2000 sales and marketing expenses decreased $6.7 million, or 53.0%, compared to $12.6 million in fiscal 1999. As a percentage of net sales, sales and marketing expenses were 22.2%, 20.2%, and 33.6%, in fiscal 2001, 2000, and 1999, respectively. The reduced fiscal 2001 expenditures reflect reduced sales levels during fiscal 2001. The reduced fiscal 2000 expenditures, reflect tighter controls over advertising, Co-operative advertising programs, and mail order related expenditures, reduction of unprofitable channels, reduced personnel and related costs, and the effect of lower revenue levels.

The Company expects that its sales and marketing expenses will remain at current levels, or increase slightly in fiscal 2002 in absolute dollars, but should remain fairly constant as a percentage of total sales.

Research and Development

Research and development expenses decreased by 9.4% to $2.8 million in fiscal 2001, from $3.0 million in fiscal 2000. Research and development expenses were $3.9 million in fiscal 1999. As a percentage of net sales, research and development expenses were 12.5%, 10.4%, and 10.4%, in fiscal 2001, 2000, and 1999, respectively. The decrease in research and development expenses from fiscal 2000 to fiscal 2001 was due to decreases in personnel related expenditures as a result of lower staffing levels, and depreciation expense. The decrease in research and development expenses from fiscal 1999 to fiscal 2000 was also due to decreases in personnel related expenditures as a result of lower staffing levels, and depreciation expense.

The Company expects that spending on research and development in fiscal 2002 will increase in comparison to fiscal 2001 in absolute dollars, while the Company will continue to leverage the engineering expertise of its strategic partners.

General and Administrative

General and administrative expenses decreased to $1.5 million in fiscal 2001 from $1.6 million in fiscal 2000. General and administrative expenses were $2.3 million in fiscal 1999. As a percentage of net sales, general and administrative expenses were 6.6%, 5.3%, and 6.1% in fiscal years 2001, 2000, and 1999, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2001 is primarily related to reduced legal and personnel related expenditures. The decrease in general and administrative expenses in absolute dollars in fiscal 2000, compared to fiscal 1999, is primarily related to reduced consulting, personnel and outside service related expenditures.

The Company expects that general and administrative expenses will remain constant in fiscal 2002 in absolute dollars.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2001, 2000, or 1999 due principally to a valuation allowance on deferred tax assets being recorded and the Company's net operating loss carry forwards being sufficient to offset any significant tax liability. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding its recoverability. The Company's effective tax rate was 0.0% for fiscal 2001, 2000, and 1999, respectively.

Liquidity and Capital Resources

During fiscal 2001, the Company's operating activities used cash of $1.4 million. During fiscal 2000, the Company's operating activities provided cash of $0.1 million. During fiscal 1999 the Company's operating activities used cash of $3.9 million.

During fiscal 2001, net cash used in operations resulted primarily from the Company's net loss of $0.9 million, and a decrease in both accounts payable and accrued expenses of $1.3 million. These uses were partially offset primarily by decreases in accounts receivable and inventories of $1.3 million and $0.8 million, respectively.

During fiscal 2000, net cash provided by operating activities resulted primarily from the net income of $0.4 million and a reduction in accounts receivable of $1.2 million. Such cash provided was partially offset by reductions in accounts payable and shareholder payable of $1.3 million and $0.6 million, respectively. Depreciation and amortization and provisions for losses of inventory totaled $2.6 million. Days of sales outstanding in accounts receivable, net, decreased to 30 days at the end of fiscal 2000 compared to 45 days at the end of fiscal 1999.

Net cash used in investing activities in fiscal 2001 and fiscal 2000 was insignificant. In fiscal 2001, purchases of property and equipment were insignificant. In fiscal 2000 and 1999, purchases of property and equipment totaled $0.1 and $0.1 million, respectively. In fiscal 2001, net cash provided by financing activities was insignificant. In fiscal 2000, net cash provided by financing activities amounted to $1.6 million, due primarily to private placement equity amounting to $1.5 million. In fiscal 1999, cash used in financing activities was insignificant.

At September 29, 2001, the Company had cash, cash equivalents and short-term investments of $5.1 million compared to $6.4 million at September 30, 2000. Working capital was $2.5 million at September 29, 2001, compared to $3.3 million at September 30, 2000. As of December 1, 2001, the Company had renewed its line of credit for $3.0 million, which will expire on December 1, 2002 and covers eligible receivables. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition, as well as the amount of eligible receivables.

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

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse affect on the Company's ability to achieve its intended business objectives.

The Company believes that its current cash and cash equivalents, together with cash expected to be generated by operations and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through fiscal 2002. However, the Company has incurred substantial operating losses in the past and may seek additional financing. If additional funds are required there can be no assurance that such funds will be available at all or on terms favorable to the Company and its stockholders.

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

The Company's current manufacturing and sales structure is particularly subject to various risks associated with international operations including currency exchange rate fluctuations, changes in costs of labor and material, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, fluctuations in monetary exchange rates and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations. The networking industry and technology markets in general have been affected by a widespread reduction in demand for products due to financial problems experienced by many Internet Service Provider's (ISP's), and the failure of many Internet companies. The duration, or long-term effect on the Company's operations is difficult to measure, but the inability to alter its structure, or react properly to this slowdown could have an adverse effect on the Company's financial position.

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10/100BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In addition, Gigabit (1000BASE-T, or 1000Mbps) Ethernet technology is increasingly being adopted in the backbone of large enterprises and educational institutions. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of these technologies, as well as timely product release. There can be no assurance that the market will accept and adopt this new technology or that the Company can meet market demand in a timely manner.

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

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the current economic recession and seasonal purchasing patterns specific to the computer and networking industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of September 29, 2001, the Company's cash and investment portfolio comprised primarily money market securities, and did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales and purchases are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

           Report of Independent Accountants                                                                               24

           Balance Sheets at September 29, 2001, and September 30, 2000                                                    25

           Statements of Operations for the years ended September 29, 2001,
                  September 30, 2000, and October 2, 1999                                                                  26

           Statements of Stockholders' Equity for the years ended
                  September 29, 2001, September 30, 2000, and October 2, 1999                                              27

           Statements of Cash Flows for the years ended September 29, 2001, September 30, 2000,
                  and October 2, 1999                                                                                      28

           Notes to Financial Statements                                                                                   29

           Quarterly Results of Operations (unaudited)                                                                     40

Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts and Reserves                                                    46

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our  opinion,  the  financial  statements  listed in the  accompanying  index present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
November 2, 2001, except for note 9,
as to which the date is December 1, 2001

                            ASANTE TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           (in thousands, except share
                             and per share amounts)

                                                                       September 29,   September 30,
                                                                            2001            2000
                                                                       --------------  --------------
Assets

Current assets:
     Cash and cash equivalents                                             $ 5,065          $ 6,433
     Accounts receivable, net of allowance for doubtful accounts, rebates and sales returns of $3,572 and $4,193 in 2001
       and 2000, respectively                                                1,764            3,233
     Inventory                                                               1,848            2,605
     Prepaid expenses and other current assets                                 400              523

                                                                           -------          -------
          Total current assets                                               9,077           12,794

Property and equipment, net                                                    117              261
Other assets                                                                   172              167

                                                                           -------          -------
          Total assets                                                     $ 9,366          $13,222
                                                                           =======          =======

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                      $ 2,469          $ 3,776
     Accrued expenses                                                        4,117            5,437
     Payable to stockholder                                                      8              330

                                                                           -------          -------
          Total current liabilities                                          6,594            9,543
                                                                           -------          -------

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;
       no shares issued or outstanding in 2001 and 2000                         --               --
     Common stock, $0.001 par value; 25,000,000 shares authorized;
       10,003,181 and 9,912,463  shares issued and outstanding in
       2001 and 2000, respectively                                              10               10
     Additional paid-in capital                                             28,402           28,360
     Accumulated deficit                                                   (25,640)         (24,691)

                                                                          --------         --------
          Total stockholders' equity                                         2,772            3,679
                                                                          --------         --------

          Total liabilities and stockholders' equity                      $  9,366         $ 13,222
                                                                          ========         ========


    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                       Year ended
                                                  -------------------------------------------------------
                                                    September 29,      September 30,       October 2,
                                                        2001               2000               1999
                                                  -----------------  -----------------  -----------------
Net sales                                                 $ 22,074           $ 29,280           $ 37,488
Cost of sales                                               14,134             18,555             32,557

                                                  -----------------  -----------------  -----------------
Gross profit                                                 7,940             10,725              4,931
                                                  -----------------  -----------------  -----------------

Operating expenses:
     Sales and marketing                                     4,897              5,930             12,609
     Research and development                                2,756              3,042              3,883
     General and administrative                              1,464              1,553              2,302
                                                  -----------------  -----------------  -----------------
          Total operating expenses                           9,117             10,525             18,794
                                                  -----------------  -----------------  -----------------

Income (loss) from operations                               (1,177)               200            (13,863)
Interest and other income (expense), net                       228                192               (298)
                                                  -----------------  -----------------  -----------------

Net income (loss)                                           $ (949)             $ 392          $ (14,161)
                                                  =================  =================  =================


Basic income (loss) per share                              $ (0.10)            $ 0.04            $ (1.53)
                                                  =================  =================  =================
Diluted income (loss) per share                            $ (0.10)            $ 0.04            $ (1.53)
                                                  =================  =================  =================

Shares used in per
     share calculation

     Basic                                                   9,948              9,620              9,282
                                                  =================  =================  =================
     Diluted                                                 9,948             10,014              9,282
                                                  =================  =================  =================

    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                    Additional                                    Total
                                                Common Stock         Paid-in      Treasury     Accumulated     Stockholders'
                                             Shares       Amount     Capital       Stock         Deficit          Equity
                                        ----------------  --------  ----------  ------------- ---------------  -------------
Balances as of October 3, 1998                9,270,393         9      26,791            (28)        (10,922)        15,850

Common stock issued under stock plans            82,379        --          82                                            82

Repurchase of common stock                      (51,500)       --                        (89)                           (89)

Net loss                                                                                             (14,161)       (14,161)
                                         --------------- --------- ----------- ------------------------------ --------------

Balances as of October 2, 1999                9,301,272         9      26,873           (117)        (25,083)         1,682

Common stock issued under stock plans           111,191        --         (13)           117                            104

Issuance of common stock
     in private placement                       500,000         1       1,500             --                          1,501

Net income                                                                                               392            392
                                         --------------- --------- ----------- ------------------------------ --------------

Balances as of September 30, 2000             9,912,463        10      28,360             --         (24,691)         3,679
                                         --------------- --------- ----------- ------------------------------ --------------

Common stock issued under stock plans            90,718        --          42             --                             42

Net loss                                                                                                (949)          (949)
                                         --------------- --------- ----------- ------------------------------ --------------

Balances as of September 29, 2001            10,003,181      $ 10    $ 28,402          $  --       $ (25,640)       $ 2,772
                                          ==============  ========  ==========  ============= ===============  =============

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year ended
                                                                      ------------------------------------------------------
                                                                       September 29,      September 30,       October 2,
                                                                           2001               2000               1999
                                                                      ----------------   ----------------   ----------------
Cash flows from operating activities:

     Net income (loss)                                                         $ (949)             $ 392          $ (14,161)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
         Depreciation and amortization                                            184                563                986
         Provision for doubtful accounts receivable                               138                 19                341
         Loss due to write-off of idle assets                                       -                  4                425
     Changes in operating assets and liabilities:

         Accounts receivable                                                    1,331              1,162              3,573
         Inventory                                                                757                 58              5,010
         Prepaid expenses and other current assets                                123                  6              2,755
         Accounts payable                                                      (1,307)            (1,251)            (2,687)
         Accrued expenses and other                                            (1,320)              (268)               906
         Payable to stockholder                                                  (322)              (601)            (1,065)
                                                                      ----------------   ----------------   ----------------
                 Net cash provided by (used in) operating activities           (1,365)                84             (3,917)
                                                                      ----------------   ----------------   ----------------

Cash flows from investing activities:

     Purchases of property and equipment                                          (40)              (115)              (120)
     Other                                                                         (5)                51                  -
                                                                      ----------------   ----------------   ----------------
                 Net cash used in investing activities                            (45)               (64)              (120)
                                                                      ----------------   ----------------   ----------------

Cash flows from financing activities:

     Issuance of common stock                                                      42              1,605                 82
     Repurchase of common stock                                                                        -                (89)
                                                                      ----------------   ----------------   ----------------
                 Net cash provided by (used in) financing activities               42              1,605                 (7)
                                                                      ----------------   ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                           (1,368)             1,625             (4,044)
Cash and cash equivalents at beginning of year                                  6,433              4,808              8,852
                                                                      ----------------   ----------------   ----------------
Cash and cash equivalents at end of year                                      $ 5,065            $ 6,433            $ 4,808
                                                                      ================   ================   ================

    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Asante Technologies, Inc. (the "Company" or "Asante") designs, manufactures and markets a broad family of 10BASE-T, 100BASE-T ("Fast Ethernet") and 1000BASE-T (Gigabit Ethernet) network and connectivity products. Asante's client access products (which include adapter cards and media access adapters) connect PCs,
Macintoshes, iMAC's and peripheral devices (such as printers) to Ethernet networks. The Company's network system products, which include intelligent and non-intelligent switches, hubs, bridge modules, internet access devices (routers), and network management software for Macintoshes and PCs, interconnect users within and between departmental networks.

In fiscal years 2001 and 1999, the Company incurred substantial losses and negative cash flows from operations and as of September 29, 2001, the Company had an accumulated deficit of $25.6 million. For the year ended September 29, 2001, the Company recorded a loss from operations of $1.2 million and had cash used from operating activities of $1.4 million.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The Counter (OTC) Bulletin Board. During fiscal year 2000, the Company successfully completed a $1.5 million private placement, however the Company's access to further equity finance could be affected adversely by the level of the Company's share price and the Company's listing status.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

Revenue recognition

Revenue from product sales to customers is recognized, including freight charges, when a definite arrangement exists, upon shipment to the customer, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain outstanding, price is fixed and determinable and collection is considered probable. Reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides a reserve for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

Cash, cash equivalents and short-term investments

Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition. The Company considers all investments with initial maturity or purchase periods of greater than 90 days to be short-term investments. At September 29, 2001 and September 30, 2000, the Company did not hold any short-term investments.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At September 29, 2001 and September 30, 2000 four customers accounted for 64%, and 62%, respectively, of the accounts receivable balance. In fiscal 2001, one customer accounted for 46% of the Company's sales. In fiscal 2000 and 1999 one customer accounted for 48% and 42%, respectively, of the Company's sales.

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

Stock-based compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations thereof, including Financial Accounting Standards Board (FASB) interpretation No. 44, in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income (loss) and net income (loss) per share is disclosed as required by Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18 (EITF 96-18) "Accounting for Equity Instraments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services."

Fair value of financial instruments

The carrying amounts for certain of the Company's financial instruments, cash equivalents, trade accounts receivable, accounts payable, and payable to stockholder approximate fair value due to the relatively short maturity of these instruments.

Comprehensive income (loss)

The Company had no items of other comprehensive income (loss) during any of the periods presented, and accordingly comprehensive income (loss) is equal to net income (loss) for all periods presented.

Reclassifications

Certain previously reported amounts in the fiscal 2000 and 1999 statements of operations have been reclassified to conform to the 2001 presentation.

Segment information

In accordance with provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separately reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                       2001          2000         1999

         United States                   77%           77 %         76%
         Europe                          12            15           18
         Other                           11             8            6
                                        100%          100%         100%

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):

                                                              2001              2000              1999
Net income (loss)                                          $      (949)      $       392        $(14,161)

Weighted average common stock outstanding (basic)                9,948             9,620           9,282
Dilutive effect of warrants and options                              -               394               -
Weighted average common stock outstanding (diluted)              9,948            10,014           9,282

Net income (loss) per share:

     Basic                                                 $     (0.10)      $      0.04        $  (1.53)
     Diluted                                               $     (0.10)      $      0.04        $  (1.53)

Diluted net loss per share for the year ended September 29, 2001 and October 2, 1999, excludes all dilutive potential common shares as their effect is antidilutive. At September 29, 2001 and October 2, 1999, 1,613,058 and 1,762,512 outstanding options and warrants, respectively, were excluded since their effect was antidilutive. As of September 30, 2000, all excercisable options were issued at prices above the market value of common shares and are therefore included in diluted shares.

Note 3. Balance Sheet Components

                                                       2001                2000
                                                           (in thousands)
Inventory:
     Raw materials and component parts               $   154            $   449
     Work-in-process                                     130                154
     Finished goods                                    1,564              2,002
                                                     $ 1,848            $ 2,605
Property and equipment:
     Computers and R&D equipment                     $ 6,221            $ 6,183
     Furnitureand Fixtures                             1,494              1,492
                                                       7,715              7,675
     Accumulated depreciation                         (7,598)            (7,414)
                                                     $   117            $   261
Accruedexpenses:
     Payroll-related expenses                        $   789            $ 1,079
     Sales promotion expenses                          1,727              2,205
     Legal and professional fees                         539                811
     Warranty                                            470                570
     Other                                               592                772
                                                     $ 4,117            $ 5,437

Note 4. Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 12.2% of the Company's Common Stock as of September 29, 2001. Under the OSE Agreement, the Company purchases from and sells at cost to OSE certain component parts. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At September 29, 2001, the Company's firm purchase commitments under the OSE Agreement were insignificant.

For fiscal 2001, 2000, and 1999 the Company sold, at cost, approximately $0.1 million, $0.2 million, and $0.8 million, respectively, of component parts to OSE and purchased $1.3 million, $3.7 million, and $8.4 million, respectively, of goods from OSE. Amounts classified as "payable to stockholder" in the accompanying balance sheets are solely related to the purchases of inventory from OSE.

On March 16, 2000, the Company signed a Stock Purchase Agreement with Delta Networks. Inc and Delta International Holdings Ltd. The Company issued 500,000 shares at $3.00 per share, amounting to $500,000 from Delta Networks, and $1,000,000 from Delta International Holdings Ltd. During fiscal year 2001 and 2000, the Company purchased approximately $4.8 and $7.9 millions of goods from Delta and sold approximately $0.08 and $0.4 million at cost to Delta, respectively. At September 29, 2001 the Company had approximately $0.9 million in accounts payable to Delta and approximately $7,000 receivable from Delta, and at September 30, 2000 the Company had approximately $2.3 million in accounts payable to Delta and approximately $0.2 million receivable from Delta.

Note 5. Income Taxes

There was no provision for income taxes made in fiscal years 2001, 2000, or 1999.

Deferred tax assets, net, comprise the following at September 29, 2001 and September 30, 2000 (in thousands):

                                                          2001            2000
Deferred tax assets :
     Net operating losses                            $   6,512        $   5,346
     Research and development credits                    2,340            2,230
     Receivable and sales-related reserves               1,352            2,085
     Inventory-related reserves                          2,386            2,232
     Compensation accruals                                 113              228
     Depreciation                                          211              204
     Other reserves and accruals                         1,278            1,500
         Total deferred tax assets                      14,192           13,825
         Valuation allowance                           (14,192)         (13,825)
                                                     $      --       $       --

The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance was taken as of September 29, 2001.

At September 29, 2001, the Company had federal and state net operating loss carryforwards of approximately $17.8 million and approximately $9.9 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003, respectively. In addition, as of September 29, 2001, the Company had approximately $1.4 million and approximately $1.0 million of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized.

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

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes for the recorded provisions follows (in thousands):

                                                   2001         2000         1999
Tax expense/(benefit) at U.S. statutory rate     $  (327)     $    14      $(4,815)

State taxes, net of federal benefits                 (47)          --         (776)
Research and development credits                      --           --          (25)
Other                                                  6           96          366
Valuation allowance                                  368         (110)       5,250
                                                 $    --      $    --      $    --

Note 6. Stockholders' Equity

Preferred Stock

There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors. No shares of Preferred Stock have been outstanding since the Company's public offering in December 1993.

Stock Based Compensation Plans

As of September 29, 2001, the Company had granted options under three stock-based compensation plans that are described below.

The 2001 Stock Option Plan allows for issuance of options to the Company employees and consultants to purchase a maximum of 1,000,000 plus 7% of the outstanding common shares as of the last day of the immediately preceeding year beginning in fiscal year 2002. This plan replaces the Company's 1990 Stock Option Plan (the 1990 Plan) which allowed for the issuance of options to Company employees and consultants to purchase a maximum of 4,597,333 shares of common stock. The 1990 Plan expired in May 2000, and was temporarily replaced by the 2000 Non-Statutory Stock Option Plan which allows for issuance of options to the Company employees and consultants to purchase a maximum of 120,000 shares of common stock.

The Directors' Stock Option Plan allows for the issuance of options to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company. The Directors' Stock Option Plan allows for the issuance of options to Non-Employee Directors to purchase a maximum of 300,000 shares of common stock.

The Key Executive Option Plan allows for the issuance of options to key employees of the Company who are not recognized under the Directors' Stock Option Plan. The Key Executive Option Plan allows for the issuance of options to Key Employees to purchase a maximum of 404,999 shares of common stock.

Individuals owning more than 10% of the Company's stock are not eligible to participate in the above three Plans unless the exercise price of the option is at least 110% of the fair market value of the common stock at the date of grant. Incentive stock options issued to holders of less than 10% of the Company's stock must be issued at no less than fair market value per share on the date of grant and with expirations not to exceed ten years from the grant date. Under the terms of the Plans, options are granted at 100% of the fair market value of the common stock at the date of grant with an expiration date of ten years from the date of grant. Initial option grants generally become vested over a period of four years from the date of hire, commencing on the date one year after the date of grant of the initial option. Unexercised options terminate three months after an Optionee's termination of all service with the Company and its affiliates.

On November 16, 1998, the Board of Directors approved a repricing of its then outstanding options issued pursuant to the 1990 Stock Option Plan and the Key Executive Option Plan. The repricing includes a new four-year vesting schedule commencing on November 23, 1998 for those who elected to reprice. Such options were repriced to the closing price on November 20, 1998.

Activity under the 1990 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Stock Option Plan, Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:

                                     2001                           2000                          1999
                                          Weighted                     Weighted                       Weighted
                            Number         Average         Number       Average        Number          Average
                              of          Price per          of        Price per         of           Price per
                            Shares          Share          Shares        Share         Shares           Share
Beginning Balance           1,576,971       $1.91         1,762,512      $2.03         1,584,539        $4.93
Granted                       125,500       $0.81           257,866      $1.48         1,663,005        $1.45
Exercised                      (2,516)      $0.87           (29,643)     $0.94                --           --
Canceled                      (86,897)      $1.74          (413,764)     $2.24        (1,485,032)       $4.48
Ending Balance              1,613,058       $1.82         1,576,971      $1.91         1,762,512        $2.03

The following table summarizes information about stock options outstanding at September 29, 2001:

                                    Options Outstanding                  Options Exercisable
                                          Weighted
                                           Average      Weighted                      Weighted
                                          Remaining      Average                       Average
       Range of           Number         Contractual    Exercise        Number        Exercise
    Exercise Prices    Outstanding      Life in Years     Price       Exercisable       Price
$0.6400 - $0.8125           72,550           9.40        $0.7715           17,725      $0.7647
$0.8750 - $0.8750          250,100           7.81        $0.8750          190,327      $0.8750
$0.9000 - $1.000           106,900           8.34        $0.9337           46,568      $0.9426
$1.0320 - $1.0320          600,000           7.84        $1.0320          399,999      $1.0320
$1.6250 - $1.9375          192,168           8.03        $1.8949           94,950      $1.8675
$1.9380 - $2.5000          192,435           6.09        $2.4585          149,414      $2.4743
$4.0000 - $6.3125          151,705           4.05        $5.0437          151,673      $5.0437
$6.5000 - $6.5000            1,000           4.78        $6.5000            1,000      $6.5000
$6.8750 - $6.8750            6,200           5.07        $6.8750            6,200      $6.8750
$7.5000 - $7.5000           40,000           1.94        $7.5000           40,000      $7.5000

$0.6400 - $7.5000        1,613,058           7.24        $1.8240        1,097,856      $2.0931

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during fiscal 2001, 2000, and 1999, risk free interest rates ranging from 4.54% to 6.79% as the date of grant; expected average volatility of 119%, 65%, and 57%, respectively; an expected option life of four years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 2001, 2000, and 1999 was $0.69, $0.74, and $0.73, respectively.

In 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. During fiscal 2000 the Stockholders approved an amendment increasing the number of shares available for issuance under the Purchase Plan by 500,000 shares. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in the Purchase Plan can have up to 10% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period.

Sales under the Purchase Plan in fiscal 2001, 2000, and 1999 were 88,202, 81,548, and 82,379 shares of common stock, respectively, at an average price of $0.64, $0.99, and $1.00, respectively. At the 2001 Meeting of Stockholders, 500,000 additional shares were approved for grant under the Purchase Plan. On September 29, 2001, 406,850 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS No. 123, which was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 2001, 2000, and 1999: risk free interest rates ranging from 4.54% to 6.73%, respective of commencement date of the offering period, expected volatility of 119%, 65%, and 57%, respectively, an expected option life of six months for both years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 2001, 2000, and 1999, was $0.72, $0.99, and $1.00, respectively.

If compensation expense under these plans had been recorded in the Company's financial statements pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 2001, 2000, and 1999 would have been as follows (in thousands, except per share amounts):

                                          2001            2000            1999
Net income (loss):
     As reported                      $     (949)     $      392     $  (14,161)
     Pro forma                        $   (1,174)     $       43     $  (14,614)

Net income (loss) per share
     As reported

         Basic                        $    (0.10)     $     0.04     $    (1.53)
         Diluted                      $    (0.10)     $     0.04     $    (1.53)
     Pro forma

         Basic                        $    (0.12)     $     0.00     $    (1.57)
         Diluted                      $    (0.12)     $     0.00     $    (1.57)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Note 7. Commitments and Contingencies

The Company has an operating lease for its main facility that expires on August 31, 2004. Various other leases for sales offices expire through 2004. Rent expense under such operating leases aggregated approximately $692,000, $705,000, and $970,800 for fiscal 2001, 2000, and 1999, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

Future minimum lease payments under these leases at September 29, 2001 are as follows (in thousands):

             Year
             2002                                         976
             2003                                         989
             2004                                         909
                                                    $   2,874

The Company recorded income of approximately $150,800 during fiscal 1999, under sublease agreements, the last of which expired in June 1999. As of September 29, 2001, none of the Company's existing facilities are being subleased.

The Company has available a $5.0 million bank revolving line of credit under an agreement with a bank. Borrowings under the line are secured by Company's inventory, equipment and accounts receivable and bear interest at the bank's prime rate plus 1.75% (approximately 7.75% to 8.00%, depending on the term of the borrowings at September 29, 2001) . Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. As of September 29, 2001 the Company was not in compliance with one financial covenant to keep tangible net worth at no less than $3 million at the end of fiscal year, and the Company obtained a waiver of default from the bank. The line expires on December 1, 2001 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal (See subsequent event note no. 9). There was no balances outstanding for the above mentioned line of credit for the period presented.

Note 8. Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23,1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeal, which is now pending. Oral arguments on the appeal were heard December 3, 2001, and a decision is expected in the next several weeks.

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

Note 9. Subsequent Event

On November 20, 2001, the Company's line of credit with an expiration of December 6, 2002 was renewed with substantially similar terms, and an expiration date of December 1, 2002.

Unaudited Quarterly Results of Operations (in thousands except net income (loss) per share):

Fiscal 2001                                                            Quarter Ended

                                       September 29              June 30            March 31           December 31
Net sales                              $     5,187            $   4,919        $     5,016          $    6,952
Gross profit                           $     1,911            $   1,698        $     1,801          $    2,530
Net income (loss)                      $      (126)           $    (557)       $      (498)         $      232
Net income (loss) per share            $     (0.01)           $   (0.06)       $     (0.05)         $     0.02

Fiscal 2000                                                            Quarter Ended

                                       September 30              July 1              April 1            January 1
Net sales                              $     7,539            $     6,688        $     5,987          $    9,065
Gross profit                           $     2,483            $     2,463        $     2,247          $    3,531
Net income (loss)                      $       412            $       (60)       $      (149)         $      189
Net income (loss) per share            $      0.04            $     (0.00)       $     (0.02)         $     0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 29, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K.

          (2) Financial Statement Schedule - See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K.

          (3)  Exhibits - See Exhibit Index at page 48 of this Form 10-K.

      (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2000.

      (c)      See Exhibit Index at page 48 of this Form 10-K.

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

       December 21, 2001

                                       ASANTE TECHNOLOGIES, INC.


                                       By: /s/WILSON WONG
                                           Wilson Wong,
                                           President and Chief Executive Officer


                                       By: /s/ ANTHONY CONTOS
                                           Anthony Contos
                                           Vice President of Finance and
                                           Administration, and Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                        Title                                         Dates
/s/ WILSON WONG                                President, and Chief Executive Officer                     December 21, 2001
     (Wilson Wong)                             (Principal Executive Officer) and Director

/s/ ANTHONY CONTOS                             Vice President of Finance and Administration               December 21, 2001
     (Anthony Contos)                          (Principal Finance and Accounting Officer)

/s/ MICHAEL KAUFMAN                            (Director)                                                 December 21, 2001
     (Michael Kaufman)

/s/ EDMOND TSENG                               (Director)                                                 December 21, 2001
     (Edmond Tseng)

/s/ JEFF YUAN KAI LIN                          (Director)                                                 December 21, 2001
     (Jeff Yuan Kai Lin)

SCHEDULE II

                            ASANTE TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                                  Additions
                                                                Balance at        Charge to                         Balance at
                                                                Beginning         Costs and                           End of
Description                                                     of Period          Expenses         Deductions        Period
Year ended October 2, 1999:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   2,985         $  3,128        $   (1,506)      $  4,607

     Allowance for sales returns                                    1,159              927              (922)         1,164
                                                                $   4,144         $  4,055        $   (2,428)      $  5,771

Year ended September 30, 2000:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   4,607         $    805        $   (2,327)      $  3,085

     Allowance for sales returns                                    1,164              267              (323)         1,108
                                                                $   5,771         $  1,072        $   (2,650)      $  4,193

Year ended September 29, 2001:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   3,085         $    529        $   (1,147)      $  2,467

     Allowance for sales returns                                    1,108               36               (39)         1,105
                                                                $   4,193         $    565        $   (1,186)      $  3,572