Form 10-Q
period 2001-12-29
ASANTE TECHNOLOGIES INC
filed 2002-02-12
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

                                       or

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __


As of December 29, 2001, the Registrant had 10,003,181 shares of Common Stock outstanding.

                                             ASANTE TECHNOLOGIES, INC.
                                                 TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                                                           PAGE NO.
Item 1.       Financial Statements:

              Unaudited Condensed Balance Sheets
                  December 29, 2001 and September 29, 2001                                                 3

              Unaudited Condensed Statements of Operations
                  Three months ended December 29, 2001 and December 30, 2000                               4

              Unaudited Condensed Statements of Cash Flows
                  Three months ended December 29, 2001 and December 30, 2000                               5

              Notes to Unaudited Condensed Financial Statements                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  14

II.           OTHER INFORMATION

Item 1.       Legal Proceedings                                                                           16

Item 6.       Exhibits and Reports on Form 8-K                                                            16

              Signature                                                                                   17

                            Asante Technologies, Inc.
                            Condensed Balance Sheets
                                 (in thousands)
                                   (unaudited)



                                                   December 29,    September 29,
                                                      2001            2001
                                                   ------------    -------------
Assets

Current assets:
      Cash and cash equivalents                         $5,190           $5,065
      Accounts receivable, net                             933            1,764
      Inventory                                          2,092            1,848
      Prepaid expenses and other current assets            388              400

                                                   ------------    -------------

                  Total current assets                   8,603            9,077

Property and equipment, net                                 96              117
Other assets                                               174              172

                                                   ------------    -------------

                  Total assets                          $8,873           $9,366
                                                   ============    =============


Liabilities and stockholders' equity

Current liabilities:
      Accounts payable                                  $2,679           $2,469
      Accrued expenses                                   4,167            4,117
      Payable to stockholder                                11                8

                                                   ------------    -------------
                  Total current liabilities              6,857            6,594
                                                   ------------    -------------


Stockholders' equity:
      Common stock                                      28,412           28,412
      Accumulated deficit                               26,396)          25,640)

                                                   ------------    -------------

                  Total stockholders' equity             2,016            2,772

                                                   ------------    -------------

Total liabilities and stockholders' equity              $8,873           $9,366
                                                   ============    =============

                            Asante Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three months ended,
                                                    December 29,   December 30,
                                                        2001           2000
                                                    ------------   ------------
Net sales                                                $3,859         $6,952
Cost of sales                                             2,549          4,422

                                                    ------------   ------------
      Gross profit                                        1,310          2,530
                                                    ------------   ------------

Operating expenses:
      Sales and marketing                                 1,041          1,244
      Research and development                              690            696
      General and administrative                            363            376
                                                    ------------   ------------
Total operating expenses                                  2,094          2,316
                                                    ------------   ------------

Income (loss) from operations                              (784)           214

Interest and other income, net                               28             18
                                                    ------------   ------------
Income (loss) before income taxes                          (756)           232

Provision for income taxes                                    -              -
                                                    ------------   ------------
Net income (loss)                                         ($756)          $232
                                                    ============   ============

Basic and diluted net income (loss) per share            ($0.08)         $0.02
                                                    ============   ============

Shares used in per share calculation:

      Basic                                              10,003          9,914
                                                    ============   ============

      Diluted                                            10,003          9,919
                                                    ============   ============

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months Ended
                                                                 December 29,   December 30,
                                                                     2001           2000
                                                                 ------------  ------------
Cash flows from operating activities:
     Net income (loss)                                           $      (756)  $       232
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                                    26            66
         Provision for doubtful accounts receivable                        4            24
         Loss due to write-off of idle assets
     Changes in operating assets and liabilities:
         Accounts receivable                                             831           565
         Inventory                                                      (244)         (555)
         Prepaid expenses and other current assets                        12          (237)
         Accounts payable                                                210           198
         Accrued expenses and other                                       53           (60)
                 Net cash provided by operating activities               132           233
                                                                 ------------  ------------

Cash flows from investing activities:
     Purchases of property and equipment                                  (5)          (13)
     Other                                                                (2)           (8)
                                                                 ------------  ------------
                 Net cash used in investing activities                    (7)          (21)
                                                                 ------------  ------------

Cash flows from financing activities:
     Issuance of common stock                                              -             2
     Repurchase of common stock                                                          -
                                                                 ------------  ------------
                 Net cash provided by financing activities                 -             2
                                                                 ------------  ------------

Net increase in cash and cash equivalents                                125           214
Cash and cash equivalents at beginning of quarter                      5,065         6,433
                                                                 ------------  ------------
Cash and cash equivalents at end of quarter                      $     5,190   $     6,647
                                                                 ============  ============

   The accompanying notes are an integral part of these financial statements


                            ASANTE TECHNOLOGIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.       Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial
statements  reflect  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 29, 2001, included in the Company's 2001 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.


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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):

                                                                                Three Months Ended
                                                                         December 29,         December 30,
                                                                            2001                 2000
                                                                         -----------          -----------
Net income (loss)                                                        $      (756)         $       232
                                                                         ===========          ===========

Weighted average common stock outstanding (basic)                             10,003                9,914
Effect of dilutive warrants and options                                           --                    5
                                                                         -----------          -----------
Weighted average common stock outstanding (diluted)                           10,003                9,919
                                                                         ===========          ===========

Net income (loss) per share:
     Basic                                                               $     (0.08)         $      0.02
                                                                         ===========          ===========
     Diluted                                                             $     (0.08)         $      0.02
                                                                         ===========          ===========

At December 29, 2001, and December 30, 2000, options and warrants outstanding of 1,585,551 and 1,426,817, respectively, were excluded since their effect was antidilutive.


Note 3.       Comprehensive Income (loss)

The Company had no items of other comprehensive  income (loss) during any of the
periods   presented,   and,   accordingly,   net  income  (loss)  was  equal  to
comprehensive income for all periods presented.


Note 4.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                                         December 29,        September 29,
                                                                             2001                 2001
                                                                         ------------        -------------
     Raw materials and component parts                                            155                  154
     Work-in-process                                                               69                  130
     Finished goods                                                             1,868                1,564
                                                                         ------------        -------------
                                                                         $      2,092        $       1,848
                                                                         ============        =============

Note 5.       Bank Borrowings

In December 2001, the Company renewed its bank line of credit that provides for maximum borrowings of $3.0 million, primarily limited to a certain percentage of eligible accounts receivable and eligible inventory. No borrowings have been made under the line-of-credit agreement. As of December 29, 2001, the Company was in compliance with the covenant's under its line of credit agreement.


Note 6.       Income Taxes

The Company has recorded no provision for federal and state income taxes for the periods ended December 29, 2001 and December 30, 2000, due primarily to a valuation allowance on deferred tax assets established, net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance on its deferred tax assets as the Company believes that sufficient uncertainty exists regarding their recoverability.


Note 7.       Litigation


From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeals, which is now pending. Oral arguments on the appeal were heard December 3, 2001, and a decision is expected in late February or March.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the

United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C. section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney has stated that he would still consider settlement of the Company's case in the near future due to factual differences.


Note 8.       Recently Issued Accounting Pronouncements

In June 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor's products. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. The Company has not yet determined the impact that adoption of this issue will have on the Company's consolidated financial position, results of operations and cash flows.

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

Note 9.        Segment Information

The Company determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first three months of each fiscal year are as follows:

                                       2002      2001
                                       ----      ----
United  States                          78%       73%
Europe                                  14%       15%
Other                                    8%       12%


Substantially all of the Company's assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended December 29, 2001, and the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


Results of Operations

Net sales of $3.9 million for the first quarter of fiscal 2002 was approximately $3.1 million, or 44.5%, below net sales of $7.0 million for the first quarter of fiscal 2001.

Over the last year, the world economy has been negatively impacted across most segments, and especially the high technology industry including internet companies, communications and networking, and service providers. The current economic slow-down has particularly impacted communications products including those of the Company and its competitors, with the effect of reducing corporate and consumer year-end spending. The Company believes this was compounded by reduced demand caused by the events surrounding the September 11th terrorist attacks.

Revenues during the quarter were also impacted by a significant reduction of inventory in the distributor channel. We believe that the distributor channel underestimated inventory levels, which impacted sales of certain products to several new large customer accounts. Additionally, revenues were partially impacted during the quarter by a move in production facilities by one of the Company's suppliers from Taiwan to China, which affected the availability of products. The Company continues to see a decline in sales of Apple related legacy adapter products due to Apple's continued incorporation of Ethernet onto the motherboard of most of its new computers and price competition continues to reduce average selling prices for its products. Sales of Apple related adapter and print router products were $0.8 million in the first quarter, compared to $2.6 million for the same quarter in fiscal 2001, and sales of the Company's shared hub products were $0.3 million in the first quarter of fiscal 2002, from $0.9 million in the same period of fiscal 2001 due primarily to significant price erosion and a transition to switch products. The Company has experience several sequential quarters which have been lower than that of the prior year, however, the Company hopes to increase future sales by moving its focus to market's demanding more sophisticated products with specialized features such as the Multi-Tenant Unit/Multi-Dwelling Unit (MTU/MDU) market and increasing its focus on its education base.

These  are  markets  the  Company   believes  it  can  succeed  and  offer  more
sophisticated products at a good value.

Management anticipates that sales of the Company's older adapter card and shared systems products will continue to decrease as a percentage of total sales, although its Universal Serial Bus (USB), internet access, and gigabit products and wireless will increase as a percentage of total sales in the second quarter.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 22% of net sales for the first quarter of fiscal 2002, compared to 27% for the first quarter of fiscal 2001, with Canada being the primary area of the sales reduction in terms of percent of net sales.

The Company's gross profit as a percentage of net sales decreased to 33.9% for the first quarter of fiscal 2002 as compared to 36.4% for the same period in fiscal 2001. The decrease was due primarily to competitive pricing pressures in the market and to the Company's slightly higher fixed overhead costs as a percentage of sales due to the lower revenue level compared to the first quarter of fiscal 2001.

Sales and marketing expenses decreased by 16.3% to $1.0 million for the first quarter of fiscal 2002 (27.0% of net sales) compared to $1.2 million for the same period in fiscal 2001 (17.9% of net sales). The decrease in sales and marketing expenses as compared to the first quarter of fiscal 2001 was due primarily to decreased bad debt related costs, reduced spending activities related to advertising related activities, personnel related costs, including travel, advertising and product collateral related costs. . The increase as a percentage of sales was due to the reduction in sales in the quarter. The Company expects that its sales and marketing expenses in absolute dollars will remain flat in fiscal 2002 in comparison to fiscal 2001.

Research and development expenses remained relatively flat at $0.7 million for the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001. As a percentage of net sales, these expenses were 17.9% for the first quarter of fiscal 2002 and 10.0% for the first quarter of fiscal 2001. . The increase as a percentage of sales was due to the reduction in sales in the quarter. The Company expects that spending on research and development for the remainder of fiscal 2002 will increase slightly in comparison to fiscal 2001.

General and administrative expenses remained relatively flat at $0.4 million for both the first quarter of fiscal 2002, and fiscal 2001. As a percentage of net sales, general and administrative expenses were 9.4% for the first quarter of fiscal year 2002, and 5.4% for the first quarter of fiscal 2001, respectively. The increase as a percentage of sales was due to the reduction in sales in the quarter. The Company expects that general and administrative expenses in absolute dollars will remain flat or decrease marginally for the remainder of fiscal 2002.

Income Taxes

The Company has recorded no provision for federal and state income taxes for the periods ended December 29, 2001 and December 30, 2000, due primarily to a valuation allowance on deferred tax assets being recorded and the Company's net operating loss carry forwards, which together were sufficient to offset any significant tax liability. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding its recoverability.


Liquidity and Capital Resources

Net cash provided by operating activities was $132,000 for the quarter ended December 29, 2001, compared to cash provided of $233,000 for the quarter ended December 30, 2000. During the first quarter of fiscal 2002, the net cash provided by operating activities resulted primarily from reduced receivables of $0.8 million and an increase in payables of $0.2 million. Cash was also provided by decreases in prepaid and other assets and an increase in accrued expenses of $0.1 million. These increases in cash were primarily offset by the Company's net loss of $0.8 million, and to the increase in inventories of $0.2 million.

Net cash used in investing activities in the first quarter of fiscal 2001 and fiscal 2000 was insignificant.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than the Company. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the high-tech industry is typical. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by fierce competition, rapidly changing salary structures, and a shortage of the workforce in general. These conditions could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

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

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10/100BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In addition, Gigabit (1000BASE-T, or 1000Mbps) Ethernet technology is increasingly being adopted in the backbone of large enterprises and educational institutions. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of these technologies, as well as timely product release. There can be no assurance that the market will accept, adopt, or continue to use this new technology or that the Company can meet market demand in a timely manner.

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

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, education, MTU/MDU providers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, fluctuations in channel inventory levels, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the current economic recession and seasonal purchasing patterns specific to the computer and networking industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

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


Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of December 29, 2001, the Company's cash and investment portfolio comprised primarily money market securities and did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

Information regarding current litigation is set forth in Note 7 of the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits:

         None

(b.)     Reports on Form 8-K:  None

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 12, 2002                ASANTE TECHNOLOGIES, INC.
                                               (Registrant)



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