Form 10-Q
period 2002-03-30
ASANTE TECHNOLOGIES INC
filed 2002-05-10
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                    FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       or

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __


As of March 30, 2002, the Registrant had 10,024,401 shares of Common Stock outstanding.

                                                 ASANTE TECHNOLOGIES, INC.


                                                     TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                                                        PAGE NO.
Item 1.       Financial Statements:                                                                     --------

              Unaudited Condensed Balance Sheets
                  March 30, 2002 and September 29, 2001                                                    3

              Unaudited Condensed Statements of Operations
                  Three and six months ended March 30, 2002 and March 31, 2001                             4

              Unaudited Condensed Statements of Cash Flows
                  Three and six months ended March 30, 2002 and March 31, 2001                             5

              Notes to Unaudited Condensed Financial Statements                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  16


PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                                                           17

Item 4.       Submission of Matters to a Vote of Security Holders                                         18

Item 6.       Exhibits and Reports on Form 8-K                                                            18

              Signature                                                                                   19


Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)




                                                   March 30,       September 29,
                                                     2001              2001
                                                   --------          --------
Assets

Current assets:
     Cash and cash equivalents                     $  4,060          $  5,065
     Accounts receivable, net                         1,182             1,764
     Inventory                                        1,445             1,848
     Prepaid expenses and other current assets          347               400
                                                   --------          --------
              Total current assets                    7,034             9,077
                                                   --------          --------


Property and equipment, net                             122               117
Other assets                                            172               172
                                                   --------          --------
              Total assets                         $  7,328          $  9,366
                                                   ========          ========


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                              $  1,837          $  2,469
     Accrued expenses                                 3,850             4,117
     Payable to stockholder                              86                 8
                                                   --------          --------
              Total current liabilities               5,773             6,594
                                                   --------          --------


Stockholders' equity:
     Common stock                                    28,417            28,412
     Accumulated deficit                            (26,862)          (25,640)
                                                   --------          --------
              Total stockholders' equity              1,555             2,772
                                                   --------          --------
Total liabilities and stockholders' equity         $  7,328          $  9,366
                                                   ========          ========


              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                                              Asante Technologies, Inc.
                                    Unaudited Condensed Statements of Operations
                                        (in thousands, except per share data)






                                                     Three months ended                  Six months ended
                                                 --------------------------         --------------------------
                                                 March 30          March 31         March 30          March 31
                                                   2002              2001             2002              2001
                                                 --------          -------          --------          --------
Net sales                                        $  3,955          $ 5,016          $  7,814          $ 11,968
Cost of sales                                       2,518            3,215             5,067             7,637
                                                 --------          -------          --------          --------

     Gross profit                                   1,437            1,801             2,747             4,331
                                                 --------          -------          --------          --------

Operating expenses:
     Sales and marketing                              914            1,331             1,955             2,575
     Research and development                         629              651             1,319             1,347
     General and administrative                       342              384               705               760
                                                 --------          -------          --------          --------

Total operating expenses                            1,885            2,366             3,979             4,682
                                                 --------          -------          --------          --------

Loss from operations                                 (448)            (565)           (1,232)             (351)

Interest and other income (expense), net              (18)              67                10                85
                                                 --------          -------          --------          --------

Loss before income taxes                             (466)            (498)           (1,222)             (266)
Provision for income taxes                           --               --                --                --
                                                 --------          -------          --------          --------

Net loss                                         $   (466)         $  (498)         $ (1,222)         $   (266)
                                                 ========          =======          ========          ========


Basic and diluted net loss per share             $  (0.05)         $ (0.05)         $  (0.12)         $  (0.03)
                                                 ========          =======          ========          ========

Shares used in per share
  calculation:

              Basic                                10,017            9,932            10,010             9,923
                                                 ========          =======          ========          ========

              Diluted                              10,017            9,932            10,010             9,923
                                                 ========          =======          ========          ========

                            The accompanying notes are an integral part of these
                                  Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)




                                                             Six months ended
                                                         -----------------------
                                                          March 30,    March 31,
                                                            2002         2001
                                                         -----------  ----------
Cash flows from operating activities:
      Net loss                                            $(1,222)      $  (266)
      Adjustments to reconcile net loss to net cash
              used in operating activities:
          Depreciation and amortization                        52           115
          Provision for doubtful accounts receivable          (62)           48
      Changes in operating assets and liabilities:
          Accounts receivable                                 644         1,491
          Inventory                                           403          (474)
          Prepaid and other current assets                     53           (25)
          Accounts payable                                   (632)         (451)
          Payable to stockholder                               78            59
          Accrued expenses                                   (267)         (630)
                                                          -------       -------

Net cash used in operating activities                        (953)         (133)
                                                          -------       -------

Cash flows from investing activities:
      Purchases of property and equipment, net                (57)          (22)
      Other assets                                              0           (12)
                                                          -------       -------

Net cash used in investing activities                         (57)          (34)
                                                          -------       -------

Cash flows from financing activities:
      Issuance of Common Stock                                  5            43
                                                          -------       -------

Net cash provided by financing activities                       5            43
                                                          -------       -------

Net decrease in cash and and cash equivalents              (1,005)         (124)
Cash and cash equivalents, beginning of period              5,065         6,433
                                                          -------       -------

Cash and cash equivalents, end of period                  $ 4,060       $ 6,309
                                                          =======       =======



              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.       Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 29, 2001, included in the Company's 2001 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to current period presentation.


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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                                              Three Months Ended              Six Months Ended
                                                                           ------------------------      --------------------------
                                                                            March 30,     March 31,       March 30,       March 31,

                                                                              2002           2001           2002            2001
                                                                           ---------      ---------      ----------       ---------
Net loss                                                                   $    (466)     $    (498)     $   (1,222)      $    (266)
                                                                           =========      =========      ==========       =========


Weighted average common stock outstanding (basic)                             10,017         9, 932          10,010          9, 923
Dilutive effect of warrants and options                                         --             --              --              --
                                                                           ---------      ---------      ----------       ---------
Weighted average common stock outstanding (diluted)                           10,017          9,932          10,010           9,923
                                                                           =========      =========      ==========       =========

Net loss per share:
     Basic                                                                 $ ( 0.05)      $   (0.05)     $    (0.12)          (0.03)
                                                                           =========      =========      ==========       =========
     Diluted                                                               $ ( 0.05)      $ ( 0.05)      $    (0.12)      $   (0.03)
                                                                           =========      =========      ==========       =========


For the three and six month periods ended March 30, 2002 and March 31, 2001, options and warrants outstanding were excluded from the calculation since their effect was antidilutive.

At March 30, 2002 and March 31, 2001, options and warrants outstanding of 1,516,931 and 1,612,259, respectively, were excluded since their effect was antidilutive.



Note 3.       Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) during any of the periods presented, and, accordingly, net loss was equal to comprehensive loss for all periods presented.


Note 4.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                   March 30,       September 29,
                                                     2002               2001
                                                  ----------      --------------

Raw materials and component parts                      154                 154
Work-in-process                                         95                 130
Finished goods                                       1,196               1,564
                                                    ------              ------
                                                    $1,445              $1,848
                                                    ======              ======


Note 5.       Bank Borrowings

In December 2001, the Company renewed its bank line of credit that provides for maximum borrowings of $3.0 million, and is limited to certain percentages of eligible accounts receivable. No borrowings have been made under the line-of-credit agreement. The line of credit is available through December 2002 and is subject to certain covenant requirements. As of March 30, 2002, the Company was in compliance with the covenants under its line of credit agreement.


Note 6.       Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 30, 2002 and March 31, 2001, due primarily to a valuation allowance being established against the Company's deferred tax assets, which consists primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Note 7.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On September 13, 1996, a complaint was filed by Datapoint Corporation against the Company and six other companies individually and as purported representatives of a defendant class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, for alleged infringement of United States letters Patent Nos. 5,077,732 and 5,008,879. The complaint sought unspecified damages in excess of $75,000 and permanent injunctive relief. The Company filed a response to the complaint denying liability. The case was consolidated, for purposes of claim interpretation, with similar cases filed against several other defendants, which include, among others, Intel Corporation, IBM Corporation, Cisco Systems, Bay Networks, and Sun Microsystems. On April 16,1998, a Special Master appointed by the court issued a report agreeing in most material respects with the defendants' interpretation of the alleged patent claims. Subsequently, by order dated November 23, 1998, the District Court adopted without modification the findings of the Special Master and the recommendations of the Magistrate

Judge regarding claim interpretation of the patents-in-suit. The Court ordered dismissal of the case, and entered judgment in favor of all defendants. Plaintiff has filed an appeal of the judgment to the Federal Circuit Court of Appeals, which is now pending. Oral arguments on the appeal were heard December 3, 2001, and a decision was made in March 2002 that Datapoint's patents as invalid and dismissed the case. Counter claim's to the suit have been voluntarily withdrawn and the case has been dismissed.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney has stated that he would still consider settlement of the Company's case due to factual differences.


Note 8.       Recently Issued Accounting Pronouncements

In June 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor's products. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. We believe that adoption of the standard will not have a material impact on our financial statements.


Note 9.        Segment Information

The Company determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first six months of each fiscal year are as follows:

                                                       2002            2001
                                                       ----            ----
United States                                           80%             75%
Europe                                                  14%             15%
Other                                                    6%             10%


Substantially all of the Company's assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the three and six months ended March 30, 2002, and the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.


Results of Operations

Net sales for the second quarter of fiscal 2002 were approximately $4.0 million, a decrease of approximately $1.0 million, or 21%, from net sales of approximately $5.0 million for the second quarter of fiscal 2001. Sales of the Company's products continued to be negatively impacted by the continuing economic slowdown affecting the industry, a further reduction in sales network adapter products to Apple Computer specific platforms due to Apple's incorporation of Ethernet onto the motherboard of their new systems, and to heavy competitive pressures pushing down selling prices on networking products and impacting unit sales. The factors contributed to an approximately 20% decrease in sales during the quarter.

Sales were lower across substantially all of the Company's product lines, however, these decreases were offset partially by increased sales of the Company's managed IntraCore(TM) switch products and the sales of wireless router products. Original Equipment Manufacturer ("OEM") sales for the second quarter of fiscal 2002, were approximately $0.3, compared to negiligible OEM sales during the second quarter of fiscal 2001. Management anticipates that sales of the Company's older adapter card and systems products will continue to decrease as a percentage of total sales, while sales of its IntraCore, router and Gigabit products are expected to increase as a percentage of total sales in the next quarter.

Net sales for the first six months of fiscal 2002 decreased by approximately 35% to $7.8 million compared to $12.0 million for the first half of fiscal 2001. During the six months ended March 30, 2002, the Company's sales levels were negatively impacted by the continued economic slow down affecting the industry. Additionally, the decrease in sales for the six months ended March 30, 2002 compared to March 31, 2001 was due to a decrease in revenues of the Company's adapter cards, from $2.7 million to $0.8 million, the current economic slowdown, Apple Computer's incorporation of Ethernet technology into the motherboard of its newer products, and the reduction of sales of its products to one of the Company's large customers in fiscal 2001. The Company continues to experience a decrease in sales of 10/100 shared products due to the transition of many customers to switching technologies, and sharp pricing declines, and in sales of the Company's legacy print router products due to the migration of these technologies to newer printer technologies. These decreases were partially offset by increased sales of the Company's IntraCore managed switch products and wireless router products.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 18% of net sales for the second quarter of fiscal 2002 and were approximately 20% for the first six months of fiscal 2002 compared to 26% for both the second quarter and first six months of fiscal 2001. The percentage decrease in international sales for the first six months of fiscal 2002 as compared to fiscal 2001 was due in part to the decreases in sales of the Company's adapter cards, the discontinuation of one of the Company's primary distributors in Canada and increased competition internationally due to the slower economy.

The Company's gross profit as a percentage of net sales increased to 36.3% for the second quarter of fiscal 2002 as compared to 35.9% for the same period in fiscal 2001. The Company's gross profit as a percentage of net sales decreased to 35.2% for the first six months of fiscal 2002 as compared to 36.2% for the same period in fiscal 2001. The increase in margin for the second quarter of fiscal 2002, was due primarily to the Company's cost reduction efforts, and a reduced inventory obsolescence reserve during the quarter. The decrease in margin for the first six months of fiscal 2002, compared to the first six months of fiscal 2001, was due primarily to reduced sales levels compared to 2001, and sales of products to certain of the Company's Asian distributors and OEM customers at reduced margins.

Sales and marketing expenses of $0.9 million in the second quarter of fiscal 2002, decreased approximately $0.4 million, compared to $1.3 million in the second quarter of fiscal 2001, and decreased by approximately $0.6 million or 24.1% in the first six months of 2002 compared to the first six months of 2001. As a percentage of net sales, these expenses were approximately 23.1% and 25.0% in the second quarter and the first six months of 2002, respectively, compared with 26.5% and 21.5% in the second quarter and first six months of fiscal 2001, respectively. The decrease in sales and marketing expenses for the first six months of fiscal 2002, as compared to fiscal 2001 was due primarily to the Company's cost reduction efforts, decreases in advertising activities, and a decrease in doubtful accounts provision and cooperative advertising. The Company expects that its sales and marketing expenses in absolute dollars will remain approximately flat for the remainder of fiscal 2002 in comparison to fiscal 2001.

Research and development expenses remained approximately flat at approximately $629,000 in the second quarter of fiscal 2002, compared to the second quarter of fiscal 2001, and was approximately $1.3 million for both the first six months of 2002 and 2001. The Company expects that spending on research and development for the remainder of fiscal 2002 will remain flat.

General and administrative expenses decreased slightly in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, and decreased by approximately $0.1 million, or 7.2% in the first six months of 2002 compared to the first six months of 2001. The decrease in general and administrative expenses in absolute dollars for the first six months of fiscal 2002 is primarily related to reductions in personnel related costs. The Company expects that general and administrative expenses in absolute dollars will remain flat for the remainder of fiscal 2002 in comparison to fiscal 2001.

In response to the lingering economic slowdown, the Company continues to take cost cutting measures. These actions include the elimination of several regular positions, a freeze on hiring, elimination of contract labor, postponement of major development, deferment of pay increases, and a temporary pay reduction. The Company is investigating further cost reduction actions in the future to reduce its costs as a percentage of total sales.


The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 30, 2002 and March 31, 2001, due primarily to a valuation allowance being established against the Company's deferred tax assets which consists primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Liquidity and Capital Resources

Net cash used in operating activities was $1.0 million for the six months ended March 30, 2002, compared to cash used of $0.1 million for the six months ended March 31, 2001. During the first six months of fiscal 2002, the net cash used by operating activities resulted primarily from the Company's net loss, a reduction in accounts payable of $0.6 million and decreased accrued expenses of $0.3 million. These cash outflows were partially offset by net cash inflows resulting from decreases in accounts receivables of $0.6 million and inventories of $0.4 million.

Net cash used in investing activities for the six months of fiscal 2002 and fiscal 2001 was insignificant.

In December 2001, the Company renewed its bank line of credit that provides for maximum borrowings of $3.0 million, and is limited to certain percentages of eligible accounts receivable and eligible inventory. The Company has not drawn on this line of credit. The availability of the line of credit is subject to certain covenant requirements.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the high-tech industry is typical. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area has, in the past, been characterized by fierce competition, rapidly changing salary structures, and a shortage of the workforce in general. Although the current economic slowdown has reduced the current exposure, these conditions, if returning,, could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

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


Recent Accounting Pronouncements

In June 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor's products. EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001 We believe that adoption of the standard will not have a material impact on our financial statements.


Item 3A.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of March 30, 2002, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 21, 2002 in San Jose, California, the stockholders (i) elected four directors to serve on the Company's Board of Directors, and (iv) ratified the appointment of PricewaterhouseCoopers, LLP, as the Company's independent accountants.

The vote for nominated directors was as follows:

                  Nominee                   For          Against       Abstain
                  -------                   ---          --------      -------
                  Wilson Wong               9,027,972        0          61,050
                  Jeff Yuan-Kai Lin         9,030,022        0          59,000
                  Michael D. Kaufman        9,029,022        0          60,000
                  Edmond Y. Tseng           9,031,022        0          58,000

The vote for ratification of the appointment of independent auditors was as follows:

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  9,079,432                   4,500                     5,100


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits:
           None

(b.)     Reports on Form 8-K:
           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 9, 2002                ASANTE TECHNOLOGIES, INC.
                                          (Registrant)



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