Form 10-Q
period 2002-06-29
ASANTE TECHNOLOGIES INC
filed 2002-08-13
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 2002

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

                          Yes   X                        No

As of July 30, 2002 there were 10,024,401 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                         PAGE NO.


Item 1:  Financial Statements:

       Unaudited Condensed Balance Sheets -
         June 29, 2002 and September 29, 2001                                 3

       Unaudited Condensed Statements of Operations -
         Three and nine months ended June 29, 2002 and June 30, 2001          4

       Unaudited Condensed Statements of Cash Flows -
         Nine months ended June 29, 2002 and June 30, 2001                    5

       Notes to Unaudited Condensed Financial Statements                    6-9

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-14

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk                                                         15


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                   16

Item 4:  Submission of Matters to a Vote of
         Security Holders                                                    16

Item 5:  Other Information                                                   16

Item 6:  Exhibits and Reports on Form 8-K                                    16

         Signature                                                           17

PART I. Financial Information

Item 1. Financial Statements


                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)


                                                       June 29,    September 29,
                                                         2002          2001
                                                       --------      --------
Assets

Current assets:
     Cash and cash equivalents                         $  3,440      $  5,065
     Accounts receivable, net                             1,185         1,764
     Inventory                                            1,581         1,848
     Prepaid expenses and other current assets              233           400
                                                       --------      --------

              Total current assets                        6,439         9,077

Property and equipment, net                                 105           117
Other assets                                                172           172
                                                       --------      --------

              Total assets                             $  6,716      $  9,366
                                                       ========      ========


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                  $  1,781      $  2,469
     Accrued expenses                                     3,760         4,117
     Payable to stockholder                                 113             8
                                                       --------      --------

              Total current liabilities                   5,654         6,594
                                                       --------      --------

Stockholders' equity:
     Common stock                                        28,417        28,412
     Accumulated deficit                                (27,355)      (25,640)
                                                       --------      --------

              Total stockholders' equity                  1,062         2,772
                                                       --------      --------

Total liabilities and stockholders' equity             $  6,716      $  9,366
                                                       ========      ========


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)

                                                                      Three months ended                    Nine months ended
                                                                  ---------------------------           ---------------------------
                                                                  June 29,           June 30,           June 29,           June 30,
                                                                    2002               2001               2002               2001
                                                                  --------           --------           --------           --------
Net sales                                                         $  4,052           $  4,919           $ 11,866           $ 16,887
Cost of sales                                                        2,625              3,221              7,692             10,858
                                                                  --------           --------           --------           --------
     Gross profit                                                    1,427              1,698              4,174              6,029
                                                                  --------           --------           --------           --------
Operating expenses:
     Sales and marketing                                               973              1,234              2,928              3,809
     Research and development                                          634                703              1,953              2,050
     General and administrative                                        318                359              1,023              1,119
                                                                  --------           --------           --------           --------
Total operating expenses                                             1,925              2,296              5,904              6,978
                                                                  --------           --------           --------           --------

Loss from operations                                                  (498)              (598)            (1,730)              (949)

Interest and other income, net                                           5                 41                 15                126
                                                                  --------           --------           --------           --------

Loss before income taxes                                              (493)              (557)            (1,715)              (823)
                                                                  --------           --------           --------           --------

Net loss                                                          $   (493)          $   (557)          $ (1,715)          $   (823)
                                                                  ========           ========           ========           ========

Basic and diluted net loss per share                              $  (0.05)          $  (0.06)          $  (0.17)          $  (0.08)
                                                                  ========           ========           ========           ========
Weighted average common
  shares and equivalents outstanding:

              Basic and diluted                                     10,024              9,969             10,015              9,938
                                                                  ========           ========           ========           ========

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)


                                                              Nine months ended
                                                            -------------------
                                                            June 29,    June 30,
                                                              2002       2001
                                                            -------     -------
Cash flows from operating activities:
      Net loss                                              $(1,715)    $  (823)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                          72         156
          Provision for doubtful accounts receivable            (58)         48
      Changes in operating assets and liabilities:
          Accounts receivable                                   637       1,161
          Inventory                                             267         228
          Prepaid expenses and other current assets             167        (128)
          Accounts payable                                     (688)     (1,616)
          Payable to stockholder                                105         (59)
          Accrued expenses                                     (357)       (721)
                                                            -------     -------

Net cash used in operating activities                        (1,570)     (1,754)
                                                            -------     -------

Cash flows from investing activities:
      Purchases of property and equipment                       (60)        (34)
      Other assets                                                0          (4)
                                                            -------     -------

Net cash used by investing activities                           (60)        (38)
                                                            -------     -------

Cash flows from financing activities:
      Issuance of common stock                                    5          43
                                                            -------     --------

Net cash provided by financing activities                         5          43
                                                            -------     -------

Net decrease in cash and and cash equivalents                (1,625)     (1,749)
Cash and cash equivalents, beginning of period                5,065       6,433
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 3,440     $ 4,684
                                                            =======     =======

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1. Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial
statements  reflect  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 29, 2001, included in the Company's 2001 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

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

The following is a reconciliation of the denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                                              Three Months Ended               Nine Months Ended
                                                                           ------------------------        ------------------------
                                                                           June 29,        June 30,         June 29,        June 30,
                                                                             2002            2001             2002            2001
                                                                           --------        --------        ---------        -------
Net loss                                                                   $   (493)       $   (557)       $  (1,715)       $  (823)
                                                                           ========        ========        =========        =======

Weighted average common stock outstanding (basic)                            10,024           9,969           10,015          9,938
Dilutive effect of warrants and options                                        --              --               --             --
                                                                           --------        --------        ---------        -------
Weighted average common stock outstanding (diluted)                          10,024           9,969           10,015          9,938
                                                                           ========        ========        =========        =======

Net loss per share:
     Basic                                                                 $  (0.05)       $  (0.06)       $   (0.17)       $ (0.08)
                                                                           ========        ========        =========        =======
     Diluted                                                               $  (0.05)       $  (0.06)       $   (0.17)       $ (0.08)
                                                                           ========        ========        =========        =======


For the three months ended June 29, 2002, and June 30, 2001, options and warrants outstanding of 1,609,845 and 1,632,240, respectively, were excluded since their effect was antidilutive.

For the nine months ended June 29, 2002, and June 30, 2001, options and warrants outstanding of 1,534,843 and 1,622,804, respectively, were excluded since their effect was antidilutive.


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


Note 4. Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                     June 29,      September 29,
                                                       2002           2001
                                                      ------         ------
Raw materials and component parts                     $  150         $  154
Work-in-process                                           40            130
Finished goods                                         1,391          1,564
                                                      ------         ------
                                                      $1,581         $1,848
                                                      ======         ======

Note 5. Bank Borrowings

In December 2001, the Company renewed its bank line of credit that provides for maximum borrowings of $3.0 million, and is limited to certain percentages of eligible accounts receivable. No borrowings have been made under the line-of-credit agreement. The line of credit is available through December 2002 and is subject to certain covenant requirements. As of June 29, 2002, the Company was in compliance with the covenants under its line of credit agreement.


Note 6. Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended June 29, 2002 and June 30, 2001, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Note 7. Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and to allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. On April 28, 2000, the Company submitted a settlement proposal to the United States Attorney's Office offering settlement of the case. The Company has not yet received a reply to its settlement proposal. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney has stated that he would still consider settlement of the Company's case due to factual differences.

Note 8. Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002," which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of SFAS No. 145 relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a significant impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on its financial position, results of operations or cash flows.


Note 9. Segment Information

The Company has determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first nine months of each fiscal year are as follows:

                                2002                       2001
                                ----                       ----
United States                    81%                       76%
Europe                           13%                       14%
Other                             6%                       10%


Substantially all of the Company's assets are located in the United States of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC filings, including this report on Form 10-Q for the three and nine months ended June 29, 2002, and the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001. These forward looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary significantly from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2002 were $4.1 million, a decrease of $0.8 million, or 17%, from net sales of $4.9 million for the third quarter of fiscal 2001. Sales of the Company's products continued to be negatively impacted by the continuing economic slowdown affecting the industry, a continued reduction in sales of network adapter products to Apple Computer specific platforms due to Apple's continued incorporation of Ethernet onto the motherboard of their new systems, and heavy competitive pressures negatively impacting selling prices of networking products and total revenues.

Sales continued to be negatively affected across substantially all of the Company's product lines, however, these declines were partially offset by an increase in sales of the Company's IntraCore(TM) managed products and sales of original equipment manufacturers (OEM) products. OEM sales for the third quarter of fiscal 2002 were approximately $0.4 million, compared to OEM sales in the third quarter of fiscal 2001 of $0.2 million.

Net sales for the first nine months of fiscal 2002 decreased by 30% to $11.9 million compared to $16.9 million for the first nine months of fiscal 2001. During the first nine months of fiscal 2002, sales continued to be negatively impacted by the continuing economic slowdown affecting the industry, significant competitive pressures affecting pricing and margin, and the reduction in sales of network adapter products to Apple Computer specific platforms due to Apple's continued incorporation of Ethernet onto the motherboard of their new systems. The decreases were offset partially by increased sales of the Company's IntraCore managed products and by an increase in sales of OEM products to major customers.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 16% of net sales for the third quarter of fiscal 2002 and were approximately 19% for the first nine months of fiscal 2002. These percentages compare to 21% and 24% for the third quarter and first nine months of fiscal 2001, respectively. The decrease in international sales for the third quarter of fiscal 2002 as compared to fiscal 2001 was due primarily to the economic downturn in the international market, the discontinuation of one of the Company's primary distributors in Canada, and increased pricing pressures from Asian networking companies.

The Company's gross profit as a percentage of net sales increased to 35.2% for the third quarter of fiscal 2002 as compared to 34.5% for the same period in fiscal 2001. This increase was due primarily to reduced reserves for inventory obsolescence. The Company's gross profit as a percentage of net sales decreased marginally to 35.2% for the first nine months of fiscal 2002 as compared to 35.7% for the same period in fiscal 2001. These decreases were due primarily to intense competitive pricing pressures caused by the continuing economic downturn.

Sales and marketing expenses decreased by $0.3 million, or 21%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, and decreased by $0.9 million, or 23%, in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. As a percentage of sales, these expenses were 24% in the third quarter of fiscal 2002 and 25% in the first nine months of fiscal 2002, compared with 25% and 23% in the third quarter and first nine months of fiscal 2001, respectively. The lower sales and marketing expenditures were due primarily to decreases in personnel and related costs, tradeshow participation, advertising related costs, and reduced reserves for bad debts. The Company believes that sales and marketing expenses overall will remain approximately flat for the remainder of fiscal 2002.

Research and development expenses decreased by $0.1 million, or 10%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 and decreased by $0.1 million, or 5% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. The decreases were due primarily to lower depreciation, prototype and personnel related costs. The Company expects that future spending on research and development will remain flat or increase slightly in absolute dollars for the remainder of fiscal 2002.

General and administrative expenses remained approximately flat in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 and decreased by $0.1 million, or 9%, in the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001. As a percentage of net sales, these expenses were 8% for the third quarter of fiscal 2002, and 9% for the first nine months of fiscal 2002, as compared with 7% for both the third quarter and first nine months of fiscal 2001, respectively. The Company expects that general and administrative spending will remain constant for the remainder of fiscal 2002.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended June 29, 2002 and June 30, 2001, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Liquidity and Capital Resources

Net cash used in operating activities was $1.6 million for the nine months ended June 29, 2002, compared to cash used of $1.8 million for the nine months ended June 30, 2001. During the first nine months of fiscal 2002, the net cash used in operating activities resulted primarily from the Company's net loss, decreased payables of $0.7 million, and decreased accrued expenses of $0.4 million. These cash outflows were partially offset by net cash inflows from accounts receivable of $0.6 million and reduced inventory of $0.3 million.

Net cash used in investing activities and provided by financing activities for the nine months of fiscal 2002 and fiscal 2001 was insignificant.

In December 2001, the Company renewed its bank line of credit that provides for maximum borrowings of $3.0 million, and is limited to certain percentages of eligible accounts receivable and eligible inventory. The Company has not drawn on this line of credit. As of June 29, 2002, the Company was in compliance with the covenants under its line of credit agreement.

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

The Company believes that its current cash and cash equivalents and existing credit facilities, will be sufficient to fund its operations and meet capital requirements through the next twelve months.

Factors Affecting Future Operating Results

The Company operates in a rapidly changing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to respond effectively and timely to such changes.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during the first nine months of fiscal 2002, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by significant competition, rapidly changing salary structures, and a need for very specialized experience. These conditions could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

The Company's current manufacturing and sales structure is particularly subject to various risks associated with international operations including changes in costs of labor and material, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, fluctuations in monetary exchange rates and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations. The networking industry and technology markets in general continue to adjust to a widespread reduction in demand for products due to financial problems experienced by many Internet Service Provider's (ISP's), and the failure of many Internet companies. The duration, or long-term effect on the Company's operations is difficult to measure, but the inability to alter its structure, or react properly to this slowdown could have an adverse effect on the Company's financial position.

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Because of the importance of this standard, the Company has focused its ongoing research and development activities on introducing future products incorporating 100BASE-T technology. The Company realizes the importance of bringing more 10/100BASE-T (10 Mbps) switching and 100BASE-T switching to market in order to complement its existing 100BASE-T shared products. In addition, Gigabit (1000BASE-T, or 1000Mbps) Ethernet technology is increasingly being adopted in the backbone of large enterprises and educational institutions. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of these technologies, as well as timely product releases. There can be no assurance that the market will accept, adopt, or continue to use this new technology or that the Company can meet market demand in a timely manner.

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

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, education, Multiple Tenant Unit/Multiple Dwelling Unit (MTU/MDU) providers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, fluctuations in channel inventory levels, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the current economic downturn and seasonal purchasing patterns specific to the computer and networking industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

In addition to the above, the Company is also susceptible to other factors that generally affect the market for stocks of technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 2002. The Company believes that SFAS No. 146 will not have a material impact on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002," which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of SFAS No. 145 relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a significant impact on its financial statements.


Item 3A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of June 29, 2002, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

On June 1, 2002, Jeff Yuan-Kai Lin, a director of the Company, assumed the position of Chief Operating Officer of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits:

                  Exhibit 99.1 - CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         (b.) Reports on Form 8-K:        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 2002                 ASANTE TECHNOLOGIES, INC.
                                            (Registrant)


                                        By:   ANTHONY CONTOS

                                               Anthony Contos
                                  Vice President, Finance and Administration
                            (Authorized Officer and Principal Financial Officer)