Form 10-K
period 2002-09-28
ASANTE TECHNOLOGIES INC
filed 2003-01-13
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

     |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 28, 2002

                                       or

     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-22632

                            -------------------------

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

                            -------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 29, 2002, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately $603,961. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of November 29, 2002, the Registrant had 10,066,020 shares of Common Stock outstanding.

                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on February 20, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                         Page of
                                                                          Report

                                     PART I

ITEM 1.      BUSINESS                                                        1

ITEM 2.      PROPERTIES                                                     13

ITEM 3.      LEGAL PROCEEDINGS                                              13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             EXECUTIVE OFFICERS OF THE COMPANY                              14

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS                                            16

ITEM 6.      SELECTED FINANCIAL DATA                                        17

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      18

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     27

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    28

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                            46

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             47

ITEM 11.     EXECUTIVE COMPENSATION                                         47

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                     47

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 47

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K                                                       48

SIGNATURES                                                                  51

Asante, FriendlyNET, IntraCore, IntraStack, IntraSwitch, NetStacker,
AsanteTalk, AsantePrint, FriendlyStack, AsanteFAST, GigaNix, and OpenView are registered trademarks of Asante Technologies, Inc. Other product and brand names may be trademarks or registered trademarks of their respective owners.

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

                                     PART I

ITEM 1. BUSINESS

Founded in 1988, Asante Technologies, Inc. ("Asante" or the "Company") is a leading provider of network connectivity products for Apple Macintosh and PCs. The Company believes that it is one of the largest third party providers of networking solutions for the Apple platform.

The majority of the Company's products are designed for Ethernet networks. Ethernet is a type of network topology that determines how packets, or message units, are handled and sent across the network. Ethernet is the most widely used communication standard in Local Area Networks ("LAN"). Although many of these Ethernet products were originally designed to function at speeds of 10 Mbps, the majority of these Ethernet products sold today are designed to function at speeds of 10/100 Mbps (known as "Fast Ethernet", or 100BASE-T). Gigabit Ethernet (an Ethernet technology that raises transmission speed to 1 Gbps) has also been increasingly adopted in the industry due to higher bandwidth requirements needed in the network brought about by the standardization of 10/100 Fast Ethernet at the user level, and by the convergence of voice, data, and video traffic usage across the same network infrastructure.

In fiscal 2002, the Company continued to focus its products and services on providing high-speed local area network and Internet access solutions. The Company sells to distributors and resellers who serve several primary customer markets: educational, digital design, the Multiple Tenant Unit/Multiple Dwelling Unit (MTU/MDU) market, and the medium and small business markets or Small Office/Home Office (SOHO).

During fiscal 2002, the high-tech industry, and in particular the networking sector, continued to experience a significant slowdown in sales. This slowdown in sales was originally caused by the failure of a significant number of large service providers, who had been responsible for the purchase of a large portion of mid-range switches, and large scale network switches and routers, broadband routers and modems. Additionally, a large portion of the Internet based companies have also gone out of business causing a further decrease in purchases of network systems products and services. This market-wide reduction in demand had several effects including excess new and used inventories in the market, excess inventories at global manufacturers, and reduced demand for semi-conductors and electronic components causing component prices to drop significantly and certain manufacturers to sell their products at extremely low margins in an attempt to reduce inventory levels and increase inventory turnovers. This slowdown has now affected a large number of other market sectors. This slowdown has been prolonged by the recent economic downturn that has affected many industries including the Company's.

The slowdown in revenues has had global effects on corporate spending and has significantly affected both larger and smaller enterprises' expenditures for purchasing/upgrading network and Internet systems. As such, the economy has found itself in its first recession in more than eleven years. According to a recent report by Zurich Financial Services, "Despite the resilience of consumer spending, there are still powerful negative forces apparent in the economy. Corporate profits have fallen sharply during the past nine months. The decline in profits will encourage firms to further reduce both employment and capital spending."

However, there are opportunities in the networking market even in a recession. The demand for Storage Area Network product appears positive, as does the global Metropolitan network and MTU/MDU market. The emergence and increasing adoption of broadband technologies will continue to create demand for specific products in these markets. Additionally, opportunities exist for providers offering alternative value priced, easy to use, feature rich networking solutions as compared with higher priced switch providers.

As the Internet and market for networking products continues to evolve and grow, management believes several trends will create business opportunities which the Company is in a good position to take advantage of. These opportunities include:

o Increasing demand to receive digital content (information, graphics, video, music, voice);
o    Rapid acceptance and deployment of high-speed local area networks;
o Increasing demand for broadband (high speed / high bandwidth) Internet access for small offices, home businesses, shared business complexes, schools, consumers; and
o Integration of high speed networks using Ethernet into many existing technologies.

The increasing availability of streaming audio and video and other digital media has driven demand in the industry towards formats with substantially larger file sizes requiring much larger storage requirements and increased bandwidth. MPEG-1, MPEG-2, MP-3 and TIFF files are all examples of commonly used formats, which have dominated the industry and user demand. Each format requires faster speeds, and greater bandwidth to transfer data in a reasonable time. This continued demand at the business and home consumer level continues to drive demand for high-speed access to the Internet.

As businesses and individual users continue to develop and use the Internet as a means of communication, the need for increased speed and bandwidth is increasing phenomenally. According to the trade publication Allied Business Intelligence, new technologies and residential applications are driving worldwide sales of residential gateway revenues to an estimated $3.1 billion by 2004.

This increased bandwidth created with broadband access has enabled users previously connecting at 28.8 Kbps, or up to 56Kbps over their analog phone lines, to access the Internet at speeds of up to 1.5 Mbps, enabling voice, data, music, internet based multiplayer gaming and video transfers over the Internet. Even in the current economic climate, the number of users and the use of digital voice, video, music and graphics has continued to increase due to affordable higher speed processors, the cost effectiveness of Fast Ethernet (10/100, or 100
Mbps) networking, the emergence of affordable Gigabit Ethernet products and the standardization of the Internet as a form of communication for businesses and consumers.

Many organizations are attempting to get closer to their customers by implementing customer relationship management (CRM) applications. With the growth of supply chain management, businesses must be able to support a diverse user community that includes suppliers, partners and customers. Information and knowledge management is yet another key part of understanding the customer, as databases are consolidated and information exchanged. All of this is part of a larger drive to increase staff efficiency and productivity. To realize the full benefits of this movement, an organization must integrate their CRM system together with their manufacturing system more effectively.

Finally, network managers are increasingly concerned about the integrity of corporate data and how this data, their users, and devices are secured. This problem is magnified when users are on the move and outside the controlled corporate environment. More people are accepting the Internet as a business tool, which has led to an expansion of e-business and the general growth of Internet-based transactions in the commercial workplace.

The Company's strategy is to capitalize on these trends with a comprehensive product and service portfolio encompassing innovative technologies, enhanced strategic sales channels, and strategic partnerships. While the current economic climate and extreme competitiveness of the SOHO market remains, the Company is penetrating certain horizontal markets with the Company's IntraCore products, specifically the MTU/MDU, digital delivery providers, and education markets.

Innovative technologies.

In fiscal 2002, the Company continued to invest in multi-service networks to support converged, high-speed data, voice and video networks. The Company also introduced a wide range of Gigabit Ethernet products for our high-end IntraCore and workgroup-oriented FriendlyNET product lines. In fiscal 2002, the Company introduced both IntraCore and FriendlyNET products with increased Gigabit port density to address the needs of larger networks. Additionally, the Company introduced numerous key features in its networking products designed to meet the changing needs of its customers.

The greatly increased bandwidth and speed has been created primarily due to the emergence of 10/100 Ethernet technology over the desktop as the networking standard and to broadband technologies continuing to lead the growth in internet connectivity. This increased bandwidth has created much greater demand and downward pricing pressures as the telephone companies and larger networking companies are pressured to deliver "all-in-one" Local Area Network (LAN), Wide Area Network (WAN), phone, fax, and video communications centers at attractive price points. With this new affordability and the continued emergence of newer technologies such as wireless and Internet Protocol (IP) telephony, and broadband technologies allowing easy connectivity in the home, the reality of the true home network is occurring. Additionally, small businesses can afford to have the same access to these resources and digital media previously available only to large companies. The infrastructure behind this broadband access must offer more services and quality of service (QOS) features such as strong security features, configuration options, traffic segmentation, rate metering and multi-cast traffic pruning.

The proliferation of affordable high-speed broadband technologies, combined with the availability of affordable, feature rich networking products has influenced both commercial and residential real estate and building developers to incorporate networking and broadband infrastructure equipment at the developmental stage of new construction. The Company's technology development group spends substantial resources integrating many advanced features into its products to differentiate its products and to offer features similar to those offered by larger networking corporations. The Company pioneered integration of Internet technology into its network products. The Company continues to incorporate these technologies into its managed switches and Internet access products. The Company was the first to integrate Intranet technology into its new switches in the form of a built-in, Java-enabled HTTP server. The Company's FriendlyNET routers, including its 3004 Cable/DSL routers and new 3002 wireless routers have attained significant recognition, including more than 30 different awards from PC World, Mac World, C-NET, MacHome, Practically Networked, and Amazon.

Based on its technological expertise, the Company is well positioned to take advantage of growing markets for all-in-one products to answer the needs of the converged network for homes and small businesses. Additionally, the Company's products are differentiated through its strong software expertise.

Strategic sales channels.

By expanding its international distribution channels to meet the needs of emerging Internet consumers, Asante expects to grow its sales through strategic partners and businesses that sell products and services on the Internet, while continuing to service traditional retail channels that provide revenue and profit opportunities. In fiscal 2002, the Company continued its Value Added Reseller (VAR) program aimed at attracting additional resellers to carry the Company's products both focusing on the Company's IntraCore products and SOHO products. The Company re-entered the superstore retail market in fiscal 2001. The Company is in discussion with several national retail chains for its SOHO products and will continue to focus on strengthening its retail presence. Also, the Company added a number of IntraCore and fiber VARs specializing in the Company's key focus markets including education, MTU/MDU, digital design and Internet Service Providers (ISPs).

During fiscal 2002, the Company was successful in negotiating business terms with several key business partners. These business partners have included Original Equipment Manufacturer (OEM), Original Design Manufacturer (ODM), direct integration, and contracts for the sale of switching products to certain large digital media providers. The Company plans to seek additional business partners and alternative sales channels to increase its market share in its areas of expertise and will leverage these relationships to expand the markets for its new products and services going forward.

Strategic Partnerships.

In fiscal 2002, the Company successfully continued its process of seeking strategic partnerships designed to place the Company in a leadership position in several areas. The Company's relationship with Apple Computer, Inc. continued during fiscal 2002. In fiscal 2001, the Company announced several customers and relationships in the MTU/MDU market with well-known service providers such as Novus Telecommunications and Solutions, Inc. In fiscal 2002, the Company partnered with several additional strategic partners including Shoreline Communications, a provider of IP telephony, Maxtor, Siemens, and AVID Video. The Company has continued its focus on Gigabit Ethernet switching with other technological partners including National Semiconductor, Switchcore, and Broadcom, enabling the Company to be early to market with several of its switch products, and has also worked with several large Internet Service Providers (ISP's), and corporations to leverage its sales channels.

In addition, the Company is focusing its efforts on certain strategic business and technical relationships to increase its strength and presence in the market and to continue to introduce cutting edge technologies.

Products

The Company offers both advanced, or managed, systems products (hubs and switches) and simple, easy to use unmanaged systems products. The Company's advanced switches and hubs allow more sophisticated users the ability for increased administration, system analysis, identification of network communication problems, and security among other functions. Many of these products offer advanced management features designed to allow service providers and other entities differentiated software features not generally available on most larger competitor's products at similar price points. The Company's unmanaged products feature easy to use, Plug-and-Play operation for the customer needing convenient connectivity at a cost-effective price, or just needing to extend an existing network. The Company's unmanaged, or SOHO products include Internet connectivity products (routers), hubs, switches, and adapter cards.

Internet Gateway Products (Routers)

The Company manufactures a series of Cable/DSL routers designed for any user to affordably connect to the Internet while at home or in a small office, and to communicate with the enterprise easily and securely. The Company manufactures a rich family of Cable/DSL routers including an Internet secured firewall router, a family of Virtual Private Network (VPN) routers, and two feature rich internet secured routers offering powerful, yet reliable switching and Internet connectivity.

Wireless Internet Gateways (802.11b Products)

In fiscal 2002, the Company manufactured a series of 802.11 compatible wireless products that enable users to stay connected to information while at their desk, within an enterprise, or at home. Due to the ease of access to the Internet, and/or enterprise network, the productivity increase has convinced many corporations and retail businesses to deploy wireless technologies. Due to the proprietary drivers needed to support different vendor chipsets, the Company markets various PC cards including standard range PCMCIA (a credit-card sized, removable module for portable computers standardized by Personal Computer Memory Card International Association), an extended range card, and 802.11b USB modules. In fiscal 2003, the Company plans to introduce additional products to support various wireless technologies. The Company plans to focus on strengthening its channels to sell branded products.

LAN Infrastructure Switches

Asante's comprehensive line of switches includes multiple families of switches designed to meet the needs of both its vertical and horizontal market customers. Asante's IntraCore Series Switches were introduced during fiscal 2000, and currrently consist of four new families of advanced managed multi-service 10/100/1000 Mbps switches. Each product offers Asante's built-in HTTP management server software featuring Java-enabled features as well as other advanced features.

Core Switching. The Company recently introduced a new line of feature rich products which support Layer 2/4 features. These products, such as the IntraCore 35160 offer advanced features such as multi-layer packet classification designed to enhance network control, improve efficiency, and automatically prioritize real-time traffic such as LAN telephony, an important feature for converged voice/data networks.

Edge Switching. The Company offers a full range of Layer 2 IntraCore (IC) managed switches. These switches include several families of IntraCore switches including the 65120, 3548, 3524, the 9000 and the 8000. These cost effective, feature rich products, offer advanced management capabilities including Independent Print Media Group (IPMG) multicast pruning which allows Information System (IS) managers to filter out unwanted Internet broadcast messages and unwanted data, Virtual Local Area Network (VLAN ), Remote Monitoring and Management of the Network (RMON), Simple Network Management Protocol (SNMP) management, as well as prioritization. For those customers who don't wish to deal with network management, the Company offers one of the industry's largest assortment of Gigabit switches designed to offer maximum power and cost effective simplicity.

Small Business. The Company offers many products in its FriendlyNET(R) family of products, including a complete line of easy to use gateways, firewalls, switches, hubs, USB hubs and print routers. These products are designed specifically for cost-sensitive users operating in smaller networking environments. The Company's wireless and wired gateways bring economical, secure Internet sharing to small offices. Many of the Company's Gigabit switch products meet the most demanding needs of small business including those in businesses such as digital graphics/prepress and media designers, a primary vertical market of the Company.

Fiber Switch Solutions. The Company features several Fiber switches designed to meet the needs of many customers. Fiber offers several advantages over copper including longer ranges and lack of grounding issues. Due to these advantages, they are highly demanded in distributed network environments, MTU/MDU applications, and education.

Media Converters. The Company's media converters allow customers with existing copper Ethernet equipment to convert to fiber without the need to purchase all new equipment. The Company's Fiber Converter (FC) series of products provide existing 10/100/1000 copper connected devices with distribution over copper or fiber to remote buildings, workgroups and desktops. With a range of Ethernet/Fast Ethernet and Gigabit Ethernet media converters the FriendlyNET FC series offers extensive mixed media infrastructure provisioning. The FC series is interoperable with all independent and Asante copper and fiber switches and provides instant upgrade into a 16-port chassis concentrator

Business and Personal Connectivity and Access Products

The Company offers a wide range of products in its FriendlyNET family of products which support its large enterprise customers as well as the Company's SOHO and personal use customers. These products include fiber and copper Gigabit adapter cards, 10/100 adapters, USB and USB 2.0 products, a family of local talk to Ethernet converters, and several Macintosh platform compatible adapter products. The Company is commited to supporting Mac OS, Windows, and Linux operating systems.

Technology

The Company is a provider of leading edge products in the Ethernet networking industry. The Company introduced the first 100 Mbps stackable hub system products in 1995 and has continued to bring new technology to the market ahead of competition. In addition, the Company has continued to ship products based on its proprietary 10/100 ASIC chip allowing the Company to offer high performance switches at competitive prices. The Company is continuing its development of new and enhanced products for connecting to the Internet and corporate Intranets. The Company has and will continue to focus efforts to expand its Gigabit product line. Additionally, the Company currently focuses a significant portion of its research and development efforts in bringing to market more advanced Layer 3 switches, and in differentiating its Layer 3 and Layer 2 switches with features demanded in its vertical markets.

The Company was one of the first to ship fully integrated management software with its products, providing powerful capabilities only found in much costlier third party software products. The Company will continue to emphasize security and firewall designs for its products.

Marketing and Distribution

The Company markets its products in three main channels: first, through a two tier distribution channel which sells primarily to commercial and corporate users; second, the Company sells to a significant number of educational institutions; and third, through a number of Original Equipment Manufacturer
(OEM) customers and several large corporate customers.

Asante's major distributors are leading wholesale distributors of computer products in North America. To supplement the efforts of these distributors overseas, the Company has appointed international distributors for specific territories. All of the Company's distributors are generally appointed on a non-exclusive basis, however, the Company has appointed a master distributor in China on an exclusive basis in order to build the Company's channel in China. Fulfillment of products to e-commerce customers are typically handled through the Company's distribution channel, or directly from the Company to customers within the United States.

Asante also sells its products directly to major universities and educational institutions to take advantage of the significant penetration of the Company's products in these markets.

From time to time, the Company pursues OEM opportunities which it believes make sense based on the Company's current business plan. These relationships may typically cause fluctuations in the Company's business based on the Company's ability to locate, or maintain various OEM opportunities and the ability of the Company to offer cutting edge, cost effective technology of interest to its OEM customers. The Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales are expected to be fairly flat in fiscal 2003, compared to fiscal 2002.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 20%, 23%, and 23% of the Company's net sales in fiscal years 2002, 2001, and 2000, respectively. From fiscal 2001 to fiscal 2002, the Company experienced reduced sales in all three geographic regions due to the economic downturn affecting a large portion of the world economy. Of these decreases the greatest impact was in Europe where sales declined approximately 29% due to factors similar to those encountered domestically. Sales in Asia Pacific decreased slightly in fiscal 2002, compared to the prior year due primarily to competition from Asian competitors and softness in demand in Macintosh related products.

The Company intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates and promotes its products and builds brand name recognition by trade advertising, participation in industry trade shows, and other marketing efforts. As of September 28, 2002, the Company supported the sales efforts of its distributors with 20 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories and with 13 outside sales representatives.

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

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of some distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. During fiscal 2000, the Company took action to eliminate Pinacor, a distributor of the Company, as a primary distributor due to perceived financial risk. Subsequently, Pinacor initiated Chapter 11 bankruptcy proceedings. In the beginning of the fourth quarter of fiscal 2000, the Company ceased product shipments to Merisel USA, due to a perceived risk of financial exposure. The debt write-off to these two distributors did not exceed $265,000 in fiscal 2000. In fiscal 2002, the Company terminated its relationship with Tech Data domestically on terms mutually agreed by both parties. Although the Company has increased its business with its other distributors, it does not believe it has completely offset the loss of revenues from the cessation of business with the aforementioned distributors, however the Company has taken steps to increase its channels which it believes has benefited the Company during fiscal 2002. A reduction in the sales effort by any of the Company's other major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes, except as described above, that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

Although some prior products contained lifetime, or limited lifetime warranties, most new products contain limited warranties ranging from one year to five years. These limited warranties exclude from lifetime coverage the fan and power supply included with its products, due to the shorter life expectancy of these parts. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a limited warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations. The Company plans on reviewing its warranty policy as it brings new products to market to offer its customers competitive policies while reducing its exposure to adverse warranty claims.

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

As of September 28, 2002, the Company had 13 employees engaged in engineering and product development. During the fiscal years 2002, 2001, and 2000, the Company's engineering and product development expenses were approximately $2.6 million, $2.8 million, and $3.0 million, respectively.

The Company continues to invest significant resources in engineering in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, in fiscal 2003 and going forward, the Company intends to focus additional efforts in the areas of embedded software design, development of additional Layer 2-7 switches and other LAN-edge devices, WAN router products, wireless, security, and on system integration. The Company will also continue product development efforts to expand its Gigabit product offerings.

The Company believes its future success will depend upon its ability to enhance and expand its existing product offerings and to develop in a timely manner new products that achieve rapid market acceptance. Substantially all of the Company's products are designed to provide connectivity to Ethernet LANs. If the Company is unable, for technological or other reasons, to modify its products or develop new products to support Fast Ethernet or Switched Ethernet technology or if Ethernet's importance declines as a result of alternative technologies, the Company's business, financial condition and results of operations would be materially and adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhanced or new products in a timely manner, that those products will gain market acceptance, or that the Company will be able to respond effectively to technological changes or new industry standards.

Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products, and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. The subcontractors include Orient Semiconductor Electronics, Ltd. ("OSE"), an assembler of semiconductor and printed circuit boards based in Taiwan, Delta Networks, Edimax, Surecom Communications, as well as other manufacturers based in California, Taiwan and China. Both OSE and Delta are stockholders of Asante. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to quality issues have not been material.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards, and test and package products for Asante on a purchase order, turnkey basis. In fiscal 2002, the Company purchased $0.5 million of goods from OSE and purchased $3.2 million of goods from Delta Networks, Inc. (See Note 4 of Notes to Financial Statements). The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experiences financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company or otherwise fails to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing services from alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE, Delta and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

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

Competition

The markets for the Company's products are highly competitive, and the Company believes that such competition will remain vigorous. Competitive trends in the Company's markets are continuing declines in average selling prices, coupled with improvements in product features and performance. The Company expects such trends to continue. The current slowdown in the economy has served to magnify the effects of the competitive pressures in the industry.

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

In the Macintosh client access market, Apple(R) develops and markets products that compete directly with certain of the Company's client access products. The Company also competes with a number of other companies in this market. Apple(R) provides Ethernet connectivity in its computers which has adversely affected sales of the Company's client access products. The Company also relies on an informal working relationship with Apple(R) in connection with the Company's product development efforts. Apple(R) is likely to continue to introduce competitive products and has significantly greater financial, marketing and technical resources than the Company. Furthermore, no assurance can be given that Apple(R) will not pursue a more aggressive strategy with respect to competitive products, or in other ways attempt to make the sale of add-on products by third party developers and vendors such as the Company more difficult. If Apple(R) takes any of such actions, the Company's business, financial condition and results of operations would be materially and adversely affected. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's sales to OEMs represented 9% and 3% of its total revenue in fiscal 2002 and fiscal 2001 respectively. While the Company has pursued and will continue to pursue additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional high volume product arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs additional large OEM agreements in the near future, the Company expects that OEM sales will remain fairly flat as a percentage of total revenue in fiscal 2003.

A significant percentage of the Company's sales in fiscal 2002 and fiscal 2001 were derived from products designed for use with Macintosh Power PC, and iMAC computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple(R)'s competition in the Company's adapter card market and incorporation of Ethernet into the motherboard of a large portion of its products, and Apple(R)'s decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple(R)'s business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

As of September 28, 2002, the Company had 68 employees, including 13 in engineering and product development, 15 in manufacturing operations, 28 in marketing, sales and support services, and 12 in corporate administration. The number reflects a small decrease in all areas except engineering and product development which remains unchanged when compared to fiscal 2001. In October 2002, the Company reduced approximately 10% of its regular and contractor headcount as part of its cost reduction efforts.

The Company's success depends to a significant extent upon the contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. Unless vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

None of the Company's employees are represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has never had any employee strike or work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies a 44,700 square foot facility under a lease that expires on August 31, 2004, with an option to extend for an additional five years. In fiscal 2002, the Company closed its leased sales office in Oregon and moved its inside sales activities into its San Jose location. The Company currently has a leased sales office in Utah. The Company believes that its existing facilities are more than adequate to meet its requirements for the foreseeable future and believes that suitable additional or substitute space will be available as needed. See Note 7 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

>From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and to allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney has stated that he would still consider settlement of the Company's case due to factual differences. On December 4, 2002, the Company and it's attorneys met with the Assistant United States Attorney handling the seizure case for the Department of Justice and were informed that a formal case of forfeiture was likely to be filed against the products unless the U.S. Customs accepted the previously proffered settlement. The US Attorney has offered a settlement of the dispute. The Company has countered the offer for settlement, but has not received notification of the final resolution. Due to the long amount of time the case has been outstanding, the Company believes that the final settlement will not exceed $75,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their ages as of December 10, 2002, and certain information regarding each of them are as follows:

     Name              Age                Position with the Company
     ----              ---          --------------------------------------------

Wilson Wong             55          President and Chief Executive Officer
Jeff Lin                51          Chief Operating Officer
Rusty Callihan          53          Vice President of Sales
Anthony Contos          39          Vice President of Finance and Administration
Jim Hsia                40          Vice President of Marketing
Chiu K. Fung            55          Vice President of Operations

Mr. Wilson Wong co-founded the Company in 1988 and has served as President and Chief Executive Officer since December 1998, when he assumed these positions following the resignation of Jeff Lin. From 1994 to August 1997, he served as Vice President and General Manager and Co-Chairman of the Board of Directors. From 1993 to 1994, he served as Vice President and General Manager for the Company's client access products. >From 1988 to 1993, he served as the Company's President and Chief Executive Officer. Mr. Wong serves as Chairman of the Board of Directors.

Mr. Jeff Lin co-founded the Company in 1988 and rejoined the Company in June 2002 as Chief Operating Officer. Mr. Lin has been a General Partner at Proton Management Consulting since January 2001. Mr. Lin was President and Vice Chairman of Lite-on Communication in Taiwan from January 1999 to July 2000. Mr. Lin served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors until his resignation in December 1998. From 1993 to 1994, he served as the Company's Vice President, General Manager of Network Systems Business. From 1991 to 1993, he served as the Compnay's Chairman of the Board of Directors and Chief Operating officer. From 1988 to 1991, Mr. Lin served as the Company's Vice President of Operations and Engineering, Chief Financial Officer and Secretary.

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

Mr. Anthony Contos joined the Company in June 1994, and has served as Vice President of Finance and Administration, and corporate Secretary since August 1999. From October 1997 to August 1999 he served as the Company's Corporate Controller/Director of Finance. Prior to joining the Company Mr. Contos was a financial consultant for Electronic Arts, Inc. where he was responsible for the international consolidation activities. Prior to that he was a financial and operations analyst with Ross Stores.

Mr. Jim Hsia joined the Company in September 1999 and has served as Vice President of Marketing for the Company. From February 1996 to September 1999 Mr. Hsia was the Vice President of Marketing at ZNYX Corporation. Prior to that he held various marketing positions at National Semiconductor, Eagle Technology (a business unit of Artisoft), Accton Technology and 3Com Corporation.

Mr. Chiu K. Fung (C.K.) joined the Company in October 2000, and has served as Vice President of Operations since October 2001. Before that Mr. Fung held the position of Senior Director of Operations with the Company. From June 1998 to June 2000, Mr. Fung served as Monitor Service Manager for Nakamichi America Corporation where he was responsible for management of service and repair operations. >From December 1995 to March 1998, Mr. Fung served as Technical Director at Orient Power Holding Ltd. where he was responsible for management of their audio business unit. Prior to that, Mr. Fung held other management positions in operations.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock traded on the NASDAQ National Market System under the trading symbol ASNT until September 30, 1999 at which time the Company's Common Stock commenced trading on the Over-the-Counter (OTC) Bulletin Board under the trading symbol ASNT.OB.

The following table sets forth the high and low bid prices for the Company's Common Stock for each quarter during the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

Fiscal 2002                          High                      Low
---------------------------------------------------------------------

First quarter                      $    7/16                $    3/16
Second quarter                     $    3/8                 $    2/8
Third quarter                      $    5/16                $    3/16
Fourth quarter                     $    3/16                $    1/16

Fiscal 2001                          High                      Low
---------------------------------------------------------------------

First quarter                      $  1 5/16                $    7/16
Second quarter                     $  1 1/8                 $    1/2
Third quarter                      $    7/8                 $    1/12
Fourth quarter                     $    5/8                 $    1/8

As of November 29, 2002, there were 100 stockholders of record of the Company's Common Stock. This number does not include shares held in street name. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

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

In March 2000, the Company sold 500,000 shares of its common stock for gross proceeds of $1.5 million. The shares were sold to one corporate entity in a private transaction. The shares were issued pursuant to a claimed exemption from registration under Section 4(2) of the Securities Act of 1933 as a private placement to one investor which acquired the shares with investment intent. In August 2001, the Company filed an S-2 Registration Statement, pursuant to a request by the purchasing shareholders, to register the shares under a registration rights agreement. The Registration Statement was declared effective on August 31, 2001 covering the resale of up to 500,000 shares of the Company's common stock by selling shareholders.

Asante Equity Compensation Plan Information

As of September 28, 2002

Plan Category                   Number of securities to     Weighted-average         Number of securities
                                be issued upon exercise     exercise price of        remaining available for
                                of outstanding options,     outstanding options,     future issuance under
                                warrants and rights         warrants and rights      equity compensation
                                                                                     plans (excluding
                                                                                     securities reflected in
                                                                                     column (a) )
                                (a)                         (b)                      (c)

Equity compensation plans          62,775 (1)               0.5338 (1)                 937,225 (1)
approved by security holders      195,000 (2)               1.0320 (2)                  50,474 (2)
                                  230,000 (3)               3.5978 (3)                  70,000 (3)
                                1,202,045 (5)               1.3577 (5)                       0 (5)

Equity compensation plans          29,700 (4)               0.8125 (4)                 120,300 (4)
not approved by security
holders

Total                           1,719,520                                            1,177,999

(1)  the 2001 Stock Option Plan
(2)  the Key Executive Option Plan
(3)  the 1993 Directors' Stock Option Plan
(4)  the 2000 Non-Statutory Stock Option Plan
(5)  the 1990 Stock Option Plan

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)                         Year ended
                                      --------------------------------------------------------
                                         2002        2001        2000       1999        1998
                                         ----        ----        ----       ----        ----
Statement of Operations Data:
Net sales                             $ 15,218    $ 22,074    $ 29,280   $ 37,488    $ 51,433

Income (loss) from operations         $ (2,160)   $ (1,177)   $    200   $(13,863)   $(12,450)

Net income (loss)                     $ (2,149)   $   (949)   $    392   $(14,161)   $(14,435)

Diluted net income (loss) per share   $  (0.21)   $  (0.10)   $   0.04   $  (1.53)   $  (1.57)

Balance Sheet Data:
Working Capital                       $    371    $  2,483    $  3,251   $    751    $ 13,645

Total assets                          $  6,758    $  9,366    $ 13,222   $ 13,345    $ 30,359

Stockholders' equity                  $    633    $  2,772    $  3,679   $  1,682    $ 15,850

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

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively:

                                                    2002       2001       2000
                                                  ------     ------     ------
Net sales                                          100.0 %    100.0 %    100.0 %
Cost of sales                                       63.8       64.0       63.4
                                                  ------     ------     ------
Gross profit                                        36.2       36.0       36.6
                                                  ------     ------     ------
Operating expenses:
   Sales and marketing                              24.8       22.2       20.2
   Research and development                         16.8       12.5       10.4
   General and administrative                        8.8        6.6        5.3
                                                  ------     ------     ------
     Total operating expenses                       50.4       41.3       35.9
                                                  ------     ------     ------
Income (loss) from operations                      (14.2)      (5.3)       0.7
Interest and other income (expense), net             0.1        1.0        0.6
                                                  ------     ------     ------
Income (loss) before income taxes                  (14.1)      (4.3)       1.3
Provision (benefit) for income taxes                  --         --         --
                                                  ------     ------     ------
Net income (loss)                                  (14.1) %    (4.3) %     1.3 %
                                                  ======     ======     ======

Net Sales

Net sales decreased 31.1% to $15.2 million in fiscal 2002, from $22.1 million in fiscal 2001. Net sales were $29.3 million in fiscal 2000. The decrease in net sales from fiscal 2001 to fiscal 2002 was due to several factors including the economic downturn in the high tech industry and network industry, heavy competitive pressures particularly for unmanaged products, and to the continued incorporation of Ethernet onto the motherboard of Apple's newer computers. During fiscal 2001, sales of unmanaged products decreased across most existing product lines, except for Gigabit switch sales, which increased marginally to $0.5 million, from $0.2 million. In addition, a significant portion of the Company's OEM sales were of unmanaged Gigabit products.

The decrease in net sales from fiscal 2000 to fiscal 2001 was due to several factors including the economic downturn in the high tech industry. Additionally, heavy competitive pressures for unmanaged 10/100 products including cable/DSL routers and, to some extent, the continued incorporation of Ethernet onto the motherboard of Apple's newer computers negatively affected the Company's results. This continued incorporation of Ethernet onto the motherboard as well as other factors described in this form 10-K, has caused a reduction in revenues and volume of product sold for Apple specific applications. Mac specific products are expected to comprise a much smaller portion of the Company's revenues going forward. During fiscal 2001, sales of unmanaged hubs decreased $2.9 million, from $5.6 million in fiscal 2000 to $2.6 million in 2001, reflecting slower economic conditions and the continued transition from shared systems products to switches. During this same period, sales of 10/100 unmanaged switches remained constant at $3.4 million.

In fiscal 2002, 2001, and 2000, one customer, a distributor, accounted for 40%, 43%, and 48%, respectively, of the Company's total sales.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 20%, 23%, and 23% of net sales in fiscal 2002, 2001, and 2000, respectively. The reduction in international sales during fiscal 2002, compared to fiscal 2001, was due partially to the elimination of Merisel as a major distributor in the US and Canada. The Company continues to believe the demand in the MTU/MDU markets is particularly strong in Europe and Asia, and plans to continue to focus additional efforts to increase sales in these areas. To that end, the Company has hired additional sales representatives in these areas, and has focused on adding distributors in these areas to strengthen its channels. However, there cannot be any assurance that its efforts will be successful.

International revenue as a percentage remained constant during fiscal 2001, compared to fiscal 2000, as the economic downturn has affected the networking industry internationally.

The Company believes that the economic downturn beginning just prior to fiscal 2001, will continue during fiscal 2003. The Company's declines in revenues were offset partially by increased sales of the Company's managed and unmanaged Gigabit switches. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline and that sales of older systems products and adapter cards as a percent of total sales will continue to decline in fiscal 2003. The Company has continued to focus on introducing newer managed systems products such as its IntraCore 3524 and 3548 Layer 2 switches, which it believes should offset the declines in revenues of its older systems products. The Company will continue to focus on those markets in which it believes it can increase its revenues and will continue to seek to increase its OEM revenues, compared to fiscal 2002.

Cost of Sales and Gross Profit

The Company's gross profit as a percentage of net sales increased marginally to 36.2%, in fiscal 2002, from 36.0% in fiscal 2001. The increase in fiscal 2002, compared to fiscal 2001 was due primarily to decreased inventory write-downs during the year due to tight inventory controls, reduced manufacturing overhead due to the Company's cost reduction efforts, and cost reductions on products during the year. During fiscal 2002, sales prices continued to be affected by heavy competitive pricing pressures and reduced volumes for many of the Company's products. The Company has brought to market and plans to continue to bring to market lower cost replacement products and is focusing its product development efforts on introducing additional unmanaged Gigabit products and managed IntraCore products to help offset those products which are under the most significant margin pressure. The Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

The decrease in gross margin in fiscal 2001 compared to fiscal 2000, was primarily due to reduced selling prices for the Company's products, which was substantially offset by stronger inventory and purchasing controls. During fiscal 2001, sales prices continued to be affected by heavy competitive pricing pressures.

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

Sales and Marketing

Sales and marketing expenses were $3.8 million in fiscal 2002 compared to $4.9 million in fiscal 2001, or a decrease of 22.8%. Fiscal 2001 sales and marketing expenses decreased $1.0 million, or 17.0%, compared to $5.9 million in fiscal 2000. As a percentage of net sales, sales and marketing expenses were 24.8%, 22.2%, and 20.2%, in fiscal 2002, 2001, and 2000, respectively. The reduced fiscal 2002 expenditures in absolute dollars and increase as of percentage of sales reflect reduced sales levels during fiscal 2002 and reduced expenditures for outside representative commissions, co-operative advertising, and trade advertising activities. The reduced fiscal 2001 expenditures, primarily reflect reduced sales levels and related sales based activity expenditures.

The Company expects that its sales and marketing expenses will remain at current levels, or decrease slightly in fiscal 2003 in absolute dollars. As a percent of total sales, the Company believes these expenditures should decrease slightly compared to fiscal 2002.

Research and Development

Research and development expenses decreased by 7.4% to $2.6 million in fiscal 2002, from $2.8 million in fiscal 2001. Research and development expenses were $3.0 million in fiscal 2000. As a percentage of net sales, research and development expenses were 16.8%, 12.5%, and 10.4%, in fiscal 2002, 2001, and 2000, respectively. The decrease in research and development expenses in absolute dollars in fiscal 2002 compared to fiscal 2001 was due primarily to decreases in personnel related expenditures as a result of salary reductions implemented by the Company. The increase of research and development expenses as a percentage of sales was due to decline of revenue. The decrease in research and development expenses from fiscal 2000 to fiscal 2001 was due to decreases in personnel related expenditures as a result of lower staffing levels and lower depreciation expense.

The Company expects that spending on research and development in fiscal 2003 will remain fairly flat in comparison to fiscal 2002 in absolute dollars, while the Company continues to leverage the engineering expertise of its strategic partners.

General and Administrative

General and administrative expenses decreased to $1.3 million in fiscal 2002 from $1.5 million in fiscal 2001. General and administrative expenses were $1.6 million in fiscal 2000. As a percentage of net sales, general and administrative expenses were 8.8%, 6.6%, and 5.3% in fiscal years 2002, 2001, and 2000, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2002 is primarily related to reduced personnel related expenditures. The increase in general and administrative expenses as of percentage of sales was due to decline in revenue. The decrease in general and administrative expenses in absolute dollars in fiscal 2001 compared to fiscal 2000, was primarily related to reduced legal and personnel related expenditures.

The Company expects that general and administrative expenses will remain constant or decrease somewhat in fiscal 2003 in absolute dollars.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2002, 2001, or 2000 due principally to a valuation allowance on deferred tax assets being recorded and the Company's net operating loss carry forwards being sufficient to offset its tax liability in fiscal 2000. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding recoverability. The Company's effective tax rate was 0.0% for fiscal 2002, 2001, and 2000, respectively.

Liquidity and Capital Resources

During fiscal 2002, the Company's operating activities used cash of $1.7 million. During fiscal 2001, the Company's operating activities used cash of $1.4 million. During fiscal 2000, the Company's operating activities provided cash of $0.1 million.

During fiscal 2002, net cash used in operations resulted primarily from the Company's net operating loss of $2.1 million, and a decrease in both accounts payable and accrued expenses of $0.5 million. These uses were partially offset by decreases in accounts receivable, inventory, and prepaid expenses of $0.3 million, $0.3 million, and $0.2 million, respectively.

During fiscal 2001, net cash used in operations resulted primarily from the Company's net operating loss of $0.9 million, and a decrease in both accounts payable and accrued expenses of $1.3 million. These uses were partially offset primarily by decreases in accounts receivable and inventories of $1.3 million and $0.8 million, respectively. Days of sales outstanding in accounts receivable, net, remained below 30 days at the end of fiscal 2002.

Net cash used in investing activities in fiscal 2002 and fiscal 2001 was insignificant. In fiscal 2002, purchases of property and equipment were approximately $0.1 million. In fiscal 2001, purchases of property and equipment were insignificant. In fiscal 2000, purchases of property and equipment totaled $0.1 million. In fiscal 2002 and fiscal 2001, net cash provided by financing activities was insignificant. In fiscal 2000, net cash provided by financing activities amounted to $1.6 million, due primarily to a private placement of the Company's common stock resulting in proceeds of $1.5 million.

At September 28, 2002, the Company had cash, cash equivalents and short-term investments of $3.3 million compared to $5.1 million at September 29, 2001 which represents a 35% decline. Working capital was $0.3 million at September 28, 2002, compared to $2.5 million at September 29, 2001. As of September 28, 2002, the Company had available a $3.0 million bank revolving line of credit under an agreement with a bank. As of September 28, 2002, the Company was in compliance with the financial covenants. The Company was not in compliance with debt covenants as of October 26, 2002, or November 23, 2002. As of December 31, 2002, the Company had renewed its line of credit for $2.0 million, which will expire on November 30, 2003. As of December 31, 2002, the Company obtained a waiver of default from the bank. Borrowings under the line are secured by the Company's inventory, equipment and accounts receivable and bear interest at the bank's prime rate plus 2.00% with a minimum interest rate of 6.25%. The Company's ability to borrow under this line is subject to compliance with certain financial covenants related to financial performance and condition, as well as the amount of eligible receivables. Further, the amount of borrowings available under the line is limited based on eligible accounts receivable at any point in time. As of September 28, 2002, the amount of borrowings available under the line was $0.9 million.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The-Counter (OTC) Bulletin Board. During fiscal 2000, the Company successfully completed a $1.5 million private placement of 500,000 shares of common stock, however the Company's access to further equity financing could be affected by the level of the Company's share price and the Company's listing status.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under these leases at September 28, 2002 are as follows (in thousands):

             Year
             ----
             2003                                                989
             2004                                                909
                                                             -------
                                                             $ 1,898
                                                             =======

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante.

In fiscal years 2002 and 2001, the Company incurred substantial losses and negative cash flows from operations and as of September 28, 2002, the Company had an accumulated deficit of $27.8 million. For the year ended September 28, 2002, the Company recorded a loss from operations of $2.1 million and had cash used from operating activities of $1.7 million.

Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2003. The Company anticipates that its existing cash and its ability to borrow under its line of credit will be sufficient to meet the working capital and operating expense requirements at least through September 30, 2003.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement cost saving initiatives in order to preserve cash. If the Company experiences a decrease in demand for it's products from the level experienced during fiscal year 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

Failure to generate sufficient revenues from new and existing products, raise additional capital, or reduce discretionary expenditures would have a material adverse effect on the Company's ability to achieve its intended business objectives.

Factors Affecting Future Operating Results

The Company operates in a rapidly changing industry, which is characterized by intense competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new technology products. This requires the Company to accurately predict future technology trends and preferences. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to respond effectively and timely to such changes.

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

The Company's success also depends to a significant extent upon the contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2002 and in the first quarter of fiscal 2003, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by significant competition, rapidly changing salary structures, and a need for very specialized experience. These conditions could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

The Company's current manufacturing and sales structure is particularly subject to various risks associated with international operations including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations. The networking industry and technology markets in general continue to adjust to a widespread reduction in demand for products due to financial problems experienced by many Internet Service Provider's (ISP's), and the failure of many Internet companies. The duration, or long-term effect on the Company's operations is difficult to measure, but the inability to alter its strategic markets, or react properly to this slowdown could have an adverse effect on the Company's financial position.

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

The Company commits to expense levels, including manufacturing costs and advertising and promotional programs, based in part on expectations of future net sales levels. If future net sales levels in a particular quarter do not meet the Company's expectations or the Company does not bring new products timely to market, the Company may not be able to reduce or reallocate such expense levels on a timely basis, which could adversely affect the Company's operating results and cash position. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, education, Multiple Tenant Unit/Multiple Dwelling Unit (MTU/MDU) providers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's revenues and results of operations could be adversely affected, if the Company were to lose certain key distribution partners.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon Asante Technologies, Inc. financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition. The Company recognizes revenue net of estimated product returns, expected payments to resellers for customer programs including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, at what stage the product is in its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels, which again, is based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, the Company may take action to increase promotional programs resulting in incremental reductions in revenue at the time the incentive is offered based on our estimate of inventory in the channel that is subject to such pricing actions.

Accounts Receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from our customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. The Company maintains reserves for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company's products and corresponding demand were to decline, then additional reserves may be deemed necessary.

Warranty. The Company provides for the estimated cost of warranties at the time revenue is recognized. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

Recent Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of September 28, 2002, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

      Report of Independent Accountants                                       29

      Balance Sheets at September 28, 2002 and September 29, 2001             30

      Statements of Operations for the years ended September 28, 2002,
             September 29, 2001 and September 30, 2000                        31

      Statements of Stockholders' Equity for the years ended
             September 28, 2002, September 29, 2001 and September 30, 2000    32

      Statements of Cash Flows for the years ended September 28, 2002,
             September 29, 2001 and September 30, 2000                        33

      Notes to Financial Statements                                           34

      Quarterly Results of Operations (unaudited)                             46

Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts                         53

All other schedules are omitted, because they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
November 1, 2002, except for note 9,
as to which the date is December 31, 2002

                            ASANTE TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           (in thousands, except share
                             and per share amounts)

                                                                     September 28,  September 29,
                                                                         2002            2001
                                                                     ------------   ------------
Assets

Current assets:
     Cash and cash equivalents                                         $  3,282       $  5,065
     Accounts receivable, net of allowance for doubtful accounts, rebates and sales returns of $3,033 and $3,572 in 2002
         and 2001, respectively                                           1,558          1,764
     Inventory                                                            1,515          1,848
     Prepaid expenses and other current assets                              141            400
                                                                       --------       --------
             Total current assets                                         6,496          9,077

Property and equipment, net                                                  90            117
Other assets                                                                172            172
                                                                       --------       --------
             Total assets                                              $  6,758       $  9,366
                                                                       ========       ========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                  $  2,291       $  2,469
     Accrued expenses                                                     3,834          4,117
     Payable to stockholder                                                  --              8
                                                                       --------       --------
             Total current liabilities                                    6,125          6,594
                                                                       --------       --------

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;
         no shares issued or outstanding in 2002 and 2001                    --             --
     Common stock, $0.001 par value; 25,000,000 shares authorized;
         10,066,020 and 10,003,181 shares issued and outstanding in
         2002 and 2001, respectively                                         10             10
     Additional paid-in capital                                          28,412         28,402
     Accumulated deficit                                                (27,789)       (25,640)
                                                                       --------       --------
             Total stockholders' equity                                     633          2,772
                                                                       --------       --------

             Total liabilities and stockholders' equity                $  6,758       $  9,366
                                                                       ========       ========

    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Year ended
                                            ------------------------------------------
                                            September 28,  September 29,  September 30,
                                                2002           2001           2000
                                            ------------   ------------   ------------
Net sales                                     $ 15,218       $ 22,074       $ 29,280
Cost of sales                                    9,708         14,134         18,555
                                              --------       --------       --------
Gross profit                                     5,510          7,940         10,725
                                              --------       --------       --------

Operating expenses:
      Sales and marketing                        3,782          4,897          5,930
      Research and development                   2,552          2,756          3,042
      General and administrative                 1,336          1,464          1,553
                                              --------       --------       --------
          Total operating expenses               7,670          9,117         10,525
                                              --------       --------       --------

Income (loss) from operations                   (2,160)        (1,177)           200
Interest and other income (expense), net            11            228            192
                                              --------       --------       --------

Net income (loss)                             $ (2,149)      $   (949)      $    392
                                              ========       ========       ========

Basic income (loss) per share                 $  (0.21)      $  (0.10)      $   0.04
                                              ========       ========       ========
Diluted income (loss) per share               $  (0.21)      $  (0.10)      $   0.04
                                              ========       ========       ========

Shares used in per
      share calculation

      Basic                                     10,024          9,948          9,620
                                              ========       ========       ========
      Diluted                                   10,024          9,948         10,014
                                              ========       ========       ========

    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                               Common Stock          Additional                                      Total
                                         ------------------------     Paid-in        Treasury     Accumulated    Stockholders'
                                            Shares       Amount       Capital         Stock         Deficit         Equity
                                         ----------    ----------    ----------     ----------     ----------     ----------
Balances as of October 2, 1999            9,301,272    $        9    $   26,873     $     (117)    $  (25,083)    $    1,682

Common stock issued under stock plans       111,191            --           (13)           117             --            104

Issuance of common stock
     in private placement                   500,000             1         1,500             --             --          1,501

Net income                                       --            --            --             --            392            392
                                         ----------    ----------    ----------     ----------     ----------     ----------

Balances as of September 30, 2000         9,912,463            10        28,360             --        (24,691)         3,679
                                         ----------    ----------    ----------     ----------     ----------     ----------

Common stock issued under stock plans        90,718            --            42             --             --             42

Net loss                                         --            --            --             --           (949)          (949)
                                         ----------    ----------    ----------     ----------     ----------     ----------

Balances as of September 29, 2001        10,003,181            10        28,402              0        (25,640)         2,772
                                         ----------    ----------    ----------     ----------     ----------     ----------

Common stock issued under stock plans        62,839            --            10             --             --             10

Net loss                                         --            --            --             --         (2,149)        (2,149)
                                         ----------    ----------    ----------     ----------     ----------     ----------

Balances as of September 28, 2002        10,066,020    $       10    $   28,412     $       --     $  (27,789)    $      633
                                         ==========    ==========    ==========     ==========     ==========     ==========

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Year ended
                                                                        ---------------------------------------------
                                                                        September 28,    September 29,   September 30,
                                                                             2002            2001            2000
                                                                        ------------     ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                     $(2,149)        $  (949)        $   392
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                                         88             184             563
          Provision for doubtful accounts receivable                           (54)            138              19
          Loss due to write-off of idle assets                                  --              --               4
     Changes in operating assets and liabilities:
          Accounts receivable                                                  260           1,331           1,162
          Inventory                                                            333             757              58
          Prepaid expenses and other current assets                            259             123               6
          Accounts payable                                                    (178)         (1,307)         (1,251)
          Accrued expenses and other                                          (283)         (1,320)           (268)
          Payable to stockholder                                                (8)           (322)           (601)
                                                                           -------         -------         -------
                  Net cash provided by (used in) operating activities       (1,732)         (1,365)             84
                                                                           -------         -------         -------

Cash flows from investing activities:
     Purchases of property and equipment                                       (61)            (40)           (115)
     Other                                                                      --              (5)             51
                                                                           -------         -------         -------
                  Net cash used in investing activities                        (61)            (45)            (64)
                                                                           -------         -------         -------

Cash flows from financing activities:
     Issuance of common stock                                                   10              42           1,605
                                                                           -------         -------         -------
                  Net cash provided by financing activities                     10              42           1,605
                                                                           -------         -------         -------

Net increase (decrease) in cash and cash equivalents                        (1,783)         (1,368)          1,625
Cash and cash equivalents at beginning of year                               5,065           6,433           4,808
                                                                           -------         -------         -------
Cash and cash equivalents at end of year                                   $ 3,282         $ 5,065         $ 6,433
                                                                           =======         =======         =======

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

In fiscal years 2002 and 2001, the Company incurred substantial losses and negative cash flows from operations and as of September 28, 2002, the Company had an accumulated deficit of $27.8 million. For the year ended September 28, 2002, the Company recorded a loss from operations of $2.1 million and cash used in operating activities was $1.7 million.

At September 28, 2002, the Company had cash, cash equivalents and short-term investments of $3.3 million compared to $5.1 million at September 29, 2001 which represents a 35% decline. Working capital was $0.3 million at September 28, 2002, compared to $2.5 million at September 29, 2001. As of December 31, 2002, the Company had renewed its line of credit for $2.0 million, which will expire on November 30, 2003. The Company's ability to borrow under this line is subject to compliance with covenants related to financial performance and condition, as well as the amount of eligible receivables.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The Counter (OTC) Bulletin Board. Accordingly, the Company's access to further equity financing could be affected adversely by the level of the Company's share price and the Company's listing status.

Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through financial year 2003. The Company anticipates that its existing cash and its ability to borrow under its line of credit will be sufficient to meet the working capital and operating expense requirements for the next twelve months.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement cost saving initiatives in order to preserve cash. If the Company experiences a decrease in demand for it's products from the level experienced during financial year 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

Revenue recognition

Revenue from product sales to customers is recognized, including freight charges, when a definite arrangement exists, the product has been shipped to the customer, acceptance terms, if any, have been fulfilled, no significant contractual obligations remain outstanding, the price is fixed or determinable, and collection is considered probable. Reserves are provided for estimated returns at the time the related revenue is recorded. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides reserves for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

Cash, cash equivalents and short-term investments

Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition. The Company considers all investments with initial maturity at the time of purchase of greater than 90 days to be short-term investments. At September 28, 2002 and September 29, 2001, the Company did not hold any short-term investments.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At September 28, 2002 and September 29, 2001 four customers accounted for 66%, and 64%, respectively, of the accounts receivable balance. In fiscal 2002, 2001 and 2000 one customer accounted for 40%, 46% and 48%, respectively, of the Company's sales.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software costs incurred after the establishment of technological feasibility have not been material to date and therefore have been expensed.

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

Fair value of financial instruments

The carrying amounts for certain of the Company's cash equivalents, trade accounts receivable, accounts payable, and payable to stockholder approximate fair value due to the relatively short maturity of these instruments.

Comprehensive income (loss)

The Company had no items of other comprehensive income (loss) during any of the periods presented, and accordingly comprehensive income (loss) is equal to net income (loss) for all periods presented.

Reclassifications

Certain previously reported amounts in the fiscal 2001 statement of operations have been reclassified to conform to current period presentation.

Segment information

In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separately reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                                2002        2001         2000
                                                ----        ----         ----

         United States                            80%         77%          77%
         Europe                                   14          12           15
         Other                                     6          11            8
                                                ----        ----         ----
                                                 100%        100%         100%
                                                ====        ====         ====

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):

                                                           2002           2001          2000
                                                         --------       -------       -------
Net income (loss)                                        $ (2,149)      $  (949)      $   392
                                                         ========       =======       =======

Weighted average common stock outstanding (basic)          10,024         9,948         9,620
Dilutive effect of options                                     --            --           394
                                                         --------       -------       -------
Weighted average common stock outstanding (diluted)        10,024         9,948        10,014
                                                         ========       =======       =======

Net income (loss) per share:
     Basic                                               $  (0.21)      $ (0.10)      $  0.04
                                                         ========       =======       =======
     Diluted                                             $  (0.21)      $ (0.10)      $  0.04
                                                         ========       =======       =======

Diluted net loss per share for the year ended September 28, 2002 and September 29, 2001, excludes all dilutive potential common shares as their effect is antidilutive. At September 28, 2002 and September 29, 2001, 1,638,681 and 1,613,058 outstanding options and warrants, respectively, were excluded since their effect was antidilutive.

Note 3. Balance Sheet Components

                                                          2002            2001
                                                        -------         -------
                                                             (in thousands)
Inventory:
     Raw materials and component parts                  $   193         $   154
     Work-in-process                                         54             130
     Finished goods                                       1,268           1,564
                                                        -------         -------
                                                        $ 1,515         $ 1,848
                                                        =======         =======
Property and equipment (1):
     Computers and R&D equipment                        $ 2,205         $ 6,221
     Furniture and Fixtures                                 508           1,494
                                                        -------         -------
                                                          2,713           7,715
     Accumulated depreciation                            (2,623)         (7,598)
                                                        -------         -------
                                                        $    90         $   117
                                                        =======         =======
Accrued expenses:
     Payroll-related expenses                           $   990         $   789
     Sales promotion expenses                             1,218           1,727
     Legal and professional fees                            561             539
     Warranty                                               470             470
     Other                                                  595             592
                                                        -------         -------
                                                        $ 3,834         $ 4,117
                                                        =======         =======

(1) The decrease in gross fixed assets and accumulated depreciation in fiscal 2002 is comprised entirely of the removal of fully depreciated assets.

Note 4. Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 12.2% of the Company's Common Stock as of September 28, 2002. Under the OSE Agreement, the Company purchases from and sells at cost to OSE certain component parts. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At September 28, 2002, the Company's firm purchase commitments under the OSE Agreement were insignificant.

For fiscal 2002, 2001, and 2000 the Company sold, at cost, approximately $37,000, $0.1 million, and $0.2 million, respectively, of component parts to OSE and purchased $0.5 million, $1.3 million, and $3.7 million, respectively, of goods from OSE. Amounts classified as "payable to stockholder" in the accompanying balance sheets are solely related to the purchases of inventory from OSE.

On March 16, 2000, the Company signed a Stock Purchase Agreement with Delta Networks Inc., and Delta International Holdings Ltd. The Company issued 500,000 shares at $3.00 per share, amounting to $500,000 from Delta Networks, and $1,000,000 from Delta International Holdings Ltd. During fiscal years 2002, 2001 and 2000, the Company purchased approximately $3.2 million, $4.8 million and $7.9 million of goods from Delta and sold component parts totaling approximately $0.01 million, $0.08 million, and $0.4 million at cost to Delta, respectively. At September 28, 2002 the Company had approximately $0.7 million in accounts payable to Delta and approximately $29,000 receivable from Delta, and at September 29, 2001 the Company had approximately $0.9 million in accounts payable to Delta and approximately $7,000 receivable from Delta.

Note 5. Income Taxes

There was no provision for income taxes made in fiscal years 2002, 2001, or 2000.

Deferred tax assets, net, comprise the following at September 28, 2002 and September 29, 2001 (in thousands):

                                                          2002           2001
                                                        --------       --------
Deferred tax assets :
     Net operating losses                               $  5,216       $  6,512
     Research and development credits                      2,838          2,340
     Receivable and sales-related reserves                 1,178          1,352
     Inventory-related reserves                            2,351          2,386
     Compensation accruals                                   114            113
     Depreciation                                            211            211
     Other reserves and accruals                           1,136          1,278
                                                        --------       --------
         Total deferred tax assets                        13,044         14,192
         Valuation allowance                             (13,044)       (14,192)
                                                        --------       --------
                                                        $     --       $     --
                                                        ========       ========

The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance was provided as of September 28, 2002.

At September 28, 2002, the Company had federal and state net operating loss carryforwards of approximately $13.5 million and $12.9 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003. In addition, as of September 28, 2002, the Company had approximately $1.7 million and approximately $1.1 million of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized. The state tax credits will be carried forward until utilized.

Under Internal Revenue Code Section 382 and 383, the future utilization of net operating losses and tax credits may be limited in certain circumstances where there is a significant ownership change. Events which may cause changes include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes for the recorded provisions follows (in thousands):

                                                       2002      2001      2000
                                                      -----     -----     -----
Tax expense/(benefit) at U.S. statutory rate          $(731)    $(327)    $  14
State taxes, net of federal benefits                   (104)      (47)       --
Other                                                               6        96
Valuation allowance                                     835       368      (110)
                                                      -----     -----     -----
                                                      $  --     $  --     $  --
                                                      =====     =====     =====

Note 6. Stockholders' Equity

Preferred Stock

There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors none of which have been issued.

Stock Based Compensation Plans

As of September 28, 2002, the Company had granted options under five stock-based compensation plans that are described below.

The 2001 Stock Option Plan allows for issuance of options to the Company employees and consultants to purchase a maximum of 1,000,000 shares of common stock plus 7% of the outstanding common shares as of the last day of the immediately preceeding year beginning in fiscal year 2002. This plan replaces the Company's 1990 Stock Option Plan (the 1990 Plan) which allowed for the issuance of options to Company employees and consultants to purchase a maximum of 4,597,333 shares of common stock. The 1990 Plan expired in May 2000, and was temporarily replaced by the 2000 Non-Statutory Stock Option Plan which allows for issuance of options to the Company employees and consultants to purchase a maximum of 120,000 shares of common stock.

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

Individuals owning more than 10% of the Company's stock are not eligible to participate in the above three Plans unless the exercise price of the option is at least 110% of the fair market value of the common stock at the date of grant. Incentive stock options issued to holders of less than 10% of the Company's stock must be issued at exercise prices no less than the fair market value of the Company's common stock per share on the date of grant and with expirations not to exceed ten years from the grant date. Under the terms of the Plans, options are granted at 100% of the fair market value of the common stock at the date of grant with an expiration date of ten years from the date of grant. Initial option grants generally become vested over a period of four years from the date of hire, commencing on the date one year after the date of grant of the initial option. Unexercised options terminate three months after an Optionee's termination of all service with the Company and its affiliates.

Activity under the 1990 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Stock Option Plan, Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:

                                               2002                          2001                         2000
                                      -----------------------       ----------------------       ------------------------
                                                    Weighted                     Weighted                       Weighted
                                        Number       Average          Number      Average          Number        Average
                                          of        Price per           of       Price per           of         Price per
                                        Shares        Share           Shares       Share           Shares         Share
                                        ------        -----           ------       -----           ------         -----
Beginning Balance                     1,613,058       $1.82         1,576,971      $1.91         1,762,512        $2.03
Granted                                 230,726       $0.17           125,500      $0.81           257,866        $1.48
Exercised                                    --          --            (2,516)     $0.87           (29,643)       $0.94
Canceled                               (124,264)      $2.22           (86,897)     $1.74          (413,764)       $2.24
                                      ---------                     ---------                    ---------
Ending Balance                        1,719,520       $1.58         1,613,058      $1.82         1,576,971        $1.91
                                      =========                     =========                    =========

The following table summarizes information about stock options outstanding at September 28, 2002:

                                                        Options Outstanding                  Options Exercisable
                                           -----------------------------------------      ------------------------
                                                              Weighted
                                                               Average      Weighted                      Weighted
                                                              Remaining      Average                       Average
     Range of                                 Number         Contractual    Exercise        Number        Exercise
  Exercise Prices                          Outstanding      Life in Years     Price       Exercisable       Price
----------------------                     -----------      -------------     -----       -----------       -----
$0.1200 - $0.2800                             228,259            9.21         $0.20           30,223        $0.24
$0.3000 - $0.8125                              59,275            8.34         $0.78           27,550        $0.76
$0.8750 - $0.8750                             226,100            6.83         $0.88          195,994        $0.88
$0.9000 - $1.000                               91,700            7.17         $0.94           68,993        $0.94
$1.0320 - $1.0320                             600,000            6.84         $1.03          549,999        $1.03
$1.6250 - $2.3443                             174,137            6.97         $1.92          124,214        $1.92
$2.3750 - $4.0000                             188,024            4.72         $2.63          181,248        $2.64
$4.2500 - $6.5000                             105,825            3.38         $5.21          105,825        $5.21
$6.8750 - $6.8750                               6,200            4.07         $6.88            6,200        $6.88
$7.5000 - $7.5000                              40,000            0.95         $7.50           40,000        $7.50
                                            ---------                                      ---------

$0.1200 - $7.5000                           1,719,520            6.65         $1.58        1,330,246        $1.84
                                            =========                                      =========

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during fiscal 2002, 2001, and 2000, risk free interest rates ranging at the date of grant from 4.17% to 6.79%; expected average volatility of 120%, 119%, and 65%, respectively; an expected option life of four years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 2002, 2001, and 2000 was $0.17, $0.69, and $0.74, respectively.

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

Sales under the Purchase Plan in fiscal 2002, 2001, and 2000 were 62,839, 88,202, and 81,548 shares of common stock, respectively, at an average price of $0.15, $0.64, and $0.99, respectively. On September 28, 2002, 344,011 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS No. 123, was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 2002, 2001, and 2000: risk free interest rates ranging from 4.17% to 6.73%, respectively, expected volatility of 120%, 119%, and 65%, respectively, an expected option life of six months for all years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 2002, 2001, and 2000, was $0.15, $0.72, and $0.99, respectively.

If compensation expense under these plans had been recorded in the Company's financial statements pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 2002, 2001, and 2000 would have been as follows (in thousands, except per share amounts):

                                          2002            2001            2000
                                       ---------       ---------       ---------
Net income (loss):
     As reported                       $  (2,149)      $    (949)      $     392
     Pro forma                         $  (2,338)      $  (1,174)      $      43

Net income (loss) per share
     As reported
         Basic                         $   (0.21)      $   (0.10)      $    0.04
         Diluted                       $   (0.21)      $   (0.10)      $    0.04
     Pro forma
         Basic                         $   (0.23)      $   (0.12)      $    0.00
         Diluted                       $   (0.23)      $   (0.12)      $    0.00

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Note 7. Commitments and Contingencies

The Company has an operating lease for its main facility that expires on August 31, 2004. Other leases for sales offices expire through 2004. Rent expense under such operating leases aggregated approximately $714,000, $692,000, and $705,000 for fiscal 2002, 2001, and 2000, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

Future minimum lease payments under these leases at September 28, 2002 are as follows (in thousands):

             Year
             ----
             2003                                                989
             2004                                                909
                                                             -------
                                                             $ 1,898
                                                             =======

As of September 28, 2002, none of the Company's existing facilities are being subleased.

As of September 28, 2002 the Company had available a $3.0 million bank revolving line of credit under an agreement with a bank, and it was in compliance with the financial covenants. The Company was not in compliance with debt covenants as of October 26, 2002, or November 23, 2002. As of December 31, 2002, the Company obtained a waiver of default from the bank. The line expired on December 1, 2002 (See subsequent event note no. 9), and the Company renewed it on December 31, 2002 for $2.0 million. Borrowings under the line are secured by Company's inventory, equipment and accounts receivable and bear interest at the bank's prime rate plus 2.00% (approximately 6.25% to 8.00) and a minimum interest rate of 6.25%. The amount of borrowings available under the line is limited to a percentage of eligible receivables at any point in time. Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. There were no balances outstanding under this line of credit for any of the periods presented.

Note 8. Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). It is the Company's position that the alleged improper use was simply a mistake or error. The Company may obtain the return of the inventory through settlement negotiations with either the United States Customs or United States Attorney's Office, obtaining permission from UL to use the certification marks, or being successful in trial proceedings. To contest the seizure, the Company determined to seek a review with the United States Attorney's Office and filed a claim for the inventory. It is now incumbent upon the United States Attorney's Office to file in court seeking forfeiture of the inventory and to allow the Company, as claimant, to challenge such proceeding. The Company also expects that the United States Customs may issue a penalty separate from the seizure under 19 U.S.C.
section 1526(f), which provides for a penalty ranging in amount from the retail value of the seized inventory had the inventory been UL approved, to twice the retail value. The Company asserts this is a first time offense. For a first time offense, the United States Customs may mitigate the penalties when challenged administratively, with such mitigation being as low as 10% of the value of the inventory. The Company intends to contest any penalty action through administrative and/or judicial procedures. Despite a recent federal case which upheld the US. Customs authority to seize and penalize for improper use of the UL certification mark, the U.S. Attorney has stated that he would still consider settlement of the Company's case due to factual differences. On December 4, 2002, the Company and it's attorneys met with the Assistant United States Attorney handling the seizure case for the Department of Justice and were informed that a formal case of forfeiture was likely to be filed against the products unless the U.S. Customs accepted the previously proffered settlement. The US Attorney has offered a settlement of the dispute. The Company has countered the offer for settlement, but has not received notification of the final resolution. Due to the long amount of time the case has been outstanding, the Company believes that the final settlement will not exceed $75,000.

Note 9. Subsequent Event

On December 31, 2002, the Company's line of credit with an expiration of December 1, 2002, was renewed with an available amount of $2.0 million and with substantially similar terms, and an expiration date of November 30, 2003.

Unaudited Quarterly Results of Operations (in thousands except net income (loss) per share):

Fiscal 2002                                      Quarter Ended
----------------------------------------------------------------------------------
                               September 28   June 29      March 30    December 30
                               ------------   -------      --------    -----------
Net sales                        $ 3,352      $ 4,052      $ 3,955      $ 3,859
Gross profit                     $ 1,336      $ 1,427      $ 1,437      $ 1,310
Net loss                         $  (434)     $  (493)     $  (466)     $  (756)
Net loss per share               $ (0.04)     $ (0.05)     $ (0.05)     $ (0.07)

Fiscal 2001                                        Quarter Ended
----------------------------------------------------------------------------------
                               September 29   June 30      March 31    December 31
                               ------------   -------      --------    -----------
Net sales                        $ 5,187      $ 4,919      $ 5,016      $ 6,952
Gross profit                     $ 1,911      $ 1,698      $ 1,801      $ 2,530
Net income (loss)                $  (126)     $  (557)     $  (498)     $   232
Net income (loss) per share      $ (0.01)     $ (0.06)     $ (0.05)     $  0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 28, 2002.

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

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13-a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely recording, processing, summarizing and reporting material information relating to the Company required to be disclosed in this Form 10-K.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   (1)  Financial Statements - See Index to Financial Statements and
                    Financial Statement Schedule at page 28 of this Form 10-K.

               (2) Financial Statement Schedule - See Index to Financial Statements and Financial Statement Schedule at page 28 of this Form 10-K.

               (3)  Exhibits - See Exhibit Index at page 49 of this Form 10-K.

          (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 28, 2002.

          (c)  See Exhibit Index at page 49 of this Form 10-K.

          (d) See Index to Financial Statements and Financial Statement Schedule at page 28 of this Form 10-K.

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

        23.1     Consent of Independent Accountants.
        99.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        99.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002t.

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

         January 9, 2003

                                       ASANTE TECHNOLOGIES, INC.


                                       By: /s/ WILSON WONG
                                           -----------------------------------
                                           Wilson Wong,
                                           President and Chief Executive Officer


                                       By: /s/ ANTHONY CONTOS
                                           -------------------------------------
                                           Anthony Contos
                                           Vice President of Finance and
                                           Administration, and Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

      Signature                                         Title                                   Dates
------------------------------        --------------------------------------------         ---------------
/s/ WILSON WONG                       President, and Chief Executive Officer               January 9, 2003
------------------------------        (Principal Executive Officer) and Director
     (Wilson Wong)


/s/ ANTHONY CONTOS                    Vice President of Finance and Administration         January 9, 2003
------------------------------        (Principal Finance and Accounting Officer)
     (Anthony Contos)


/s/ MICHAEL KAUFMAN                   (Director)                                           January 9, 2003
------------------------------
     (Michael Kaufman)


/s/ EDMOND TSENG                      (Director)                                           January 9, 2003
------------------------------
     (Edmond Tseng)


/s/ JEFF YUAN KAI LIN                 (Director)                                           January 9, 2003
------------------------------
     (Jeff Yuan Kai Lin)

SCHEDULE II

                            ASANTE TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                                 Additions
                                                                Balance at       Charged to                       Balance at
                                                                Beginning        Costs and                          End of
Description                                                     of Period         Expenses        Deductions        Period
-----------------------------------------------                 ---------         --------        ----------       --------
Year ended September 30, 2000:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   4,607         $    805        $   (2,327)      $  3,085

     Allowance for sales returns                                    1,164              267              (323)         1,108
                                                                ---------         --------        ----------       --------
                                                                $   5,771         $  1,072        $   (2,650)      $  4,193
                                                                =========         ========        ==========       ========

---------------------------------------------------------------------------------------------------------------------------
Year ended September 29, 2001:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   3,085         $    529        $   (1,147)      $  2,467

     Allowance for sales returns                                    1,108               36               (39)         1,105
                                                                ---------         --------        ----------       --------
                                                                $   4,193         $    565        $   (1,186)      $  3,572
                                                                =========         ========        ==========       ========

---------------------------------------------------------------------------------------------------------------------------
Year ended September 28, 2002:
     Allowance for doubtful accounts,
       price protection and distributor rebates                 $   2,467         $    861        $   (1,364)      $  1,964

     Allowance for sales returns                                    1,105               75              (111)         1,069
                                                                ---------         --------        ----------       --------
                                                                $   3,572         $    936        $   (1,475)      $  3,033
                                                                =========         ========        ==========       ========
---------------------------------------------------------------------------------------------------------------------------