Form 10-Q
period 2002-12-28
ASANTE TECHNOLOGIES INC
filed 2003-02-11
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the quarterly period ended December 28, 2002

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

                          Yes   X                        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes                            No   X

As of December 28, 2002 there were 10,066,020 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                   PAGE NO.

Item 1:         Financial Statements:

       Unaudited Condensed Balance Sheets -
                December 28, 2002 and September 28, 2002                       3

       Unaudited Condensed Statements of Operations -
                Three months ended December 28, 2002 and
                December 29, 2001                                              4

       Unaudited Condensed Statements of Cash Flows -
                Three months ended December 28, 2002 and
                December 29, 2001                                              5

       Notes to Unaudited Condensed Financial Statements                    6-11

Item 2:         Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12-18

Item 3:         Quantitative and Qualitative Disclosures  About
                Market Risk                                                18-19

Item 4:         Controls and Procedures                                       19

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                             20

Item 4:         Submission of Matters to a Vote of
                Security Holders                                              20

Item 5:         Other Information                                             20

Item 6:         Exhibits and Reports on Form 8-K                              20

                Signature                                                     21

PART I.         Financial Information

Item 1.         Financial Statements

                            Asante Technologies, Inc.
                            Condensed Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                    December 28,   September 28,
                                                        2002           2002
                                                      --------       --------
Assets

Current assets:
      Cash and cash equivalents                       $  3,021      $  3,282
      Accounts receivable, net                           2,092         1,558
      Inventory                                          1,123         1,515
      Prepaid expenses and other current assets            150           141
                                                      --------      --------
                  Total current assets                   6,386         6,496

Property and equipment, net                                 89            90
Other assets                                               172           172
                                                      --------      --------
                  Total assets                        $  6,647      $  6,758
                                                      ========      ========

Liabilities and stockholders' equity

Current liabilities:
      Accounts payable                                $  2,338      $  2,291
      Accrued expenses                                   3,985         3,834
                                                      --------      --------
                  Total current liabilities              6,323         6,125
                                                      --------      --------

Stockholders' equity:
      Common stock                                      28,422        28,422
      Accumulated deficit                              (28,098)      (27,789)
                                                      --------      --------
                  Total stockholders' equity               324           633
                                                      --------      --------
Total liabilities and stockholders' equity            $  6,647      $  6,758
                                                      ========      ========

    The accompanying notes are an integral part of these financial statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)

                            Asante Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three months ended,
                                                   December 28,     December 29,
                                                       2002            2001
                                                     --------        --------

Net sales                                            $  3,834        $  3,859
Cost of sales                                           2,387           2,549
                                                     --------        --------
      Gross profit                                      1,447           1,310
                                                     --------        --------

Operating expenses:
      Sales and marketing                                 898           1,041
      Research and development                            555             690
      General and administrative                          295             363
                                                     --------        --------
Total operating expenses                                1,748           2,094
                                                     --------        --------

Loss from operations                                     (301)           (784)

Interest and other income (expense), net                   (8)             28
                                                     --------        --------

Loss before income taxes                                 (309)           (756)

Provision for income taxes                               --              --
                                                     --------        --------

Net loss                                             $   (309)       $   (756)
                                                     ========        ========

Basic and diluted net loss per share                 $  (0.03)       $  (0.08)
                                                     ========        ========

Shares used in per share
calculation:

      Basic                                            10,066          10,003
                                                     ========        ========

      Diluted                                          10,066          10,003
                                                     ========        ========

    The accompanying notes are an integral part of these financial statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                          December 28,        December 29,
                                                                              2002                2001
                                                                            -------             -------
Cash flows from operating activities:
     Net loss                                                               $  (309)            $  (756)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Depreciation and amortization                                           18                  26
         Provision for doubtful accounts receivable                              48                --
         Loss due to write-off of idle assets
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (582)                831
         Inventory                                                              392                (244)
         Prepaid expenses and other current assets                               (9)                 12
         Accounts payable                                                        47                 210
         Accrued expenses and other                                             151                  53
                                                                            -------             -------
                 Net cash provided by (used in) operating activities           (244)                132
                                                                            -------             -------

Cash flows from investing activities:
     Purchases of property and equipment                                        (17)                 (5)
     Other                                                                     --                    (2)
                                                                            -------             -------
                 Net cash used in investing activities                          (17)                 (7)
                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                           (261)                125
Cash and cash equivalents at beginning of period                              3,282               5,065
                                                                            -------             -------
Cash and cash equivalents at end of period                                  $ 3,021             $ 5,190
                                                                            =======             =======

    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.       Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial
statements  reflect  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for the fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 28, 2002, included in the Company's 2002 Annual Report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                                  Three Months Ended
                                                           December 28,        December 29,
                                                              2002                 2001
                                                           -----------          ----------

Net loss                                                   $      (309)         $     (756)
                                                           ===========          ==========

Weighted average common stock outstanding (basic)               10,066              10,003
Effect of dilutive warrants and options                             --                 --
                                                           -----------          ----------
Weighted average common stock outstanding (diluted)             10,066              10,003
                                                           ===========          ==========

Net loss per share:
     Basic                                                 $     (0.03)         $    (0.08)
                                                           ===========          ==========
     Diluted                                               $     (0.03)         $    (0.08)
                                                           ===========          ==========

At December 28, 2002, and December 29, 2001, options and warrants outstanding of 1,718,929 and 1,585,551, respectively, were excluded since their effect was antidilutive.

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

Note 4.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                 December 28,      September 28,
                                                      2002             2002
                                                  ----------        ----------

     Raw materials and component parts            $      206        $      193
     Work-in-process                                      27                54
     Finished goods                                      890             1,268
                                                  ----------        ----------
                                                  $    1,123        $    1,515
                                                  ==========        ==========

Note 5.  Warranties

On product sales we provide for estimated future warranty costs upon product shipment. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of hardware manufactured by our sub-contract manufacturers, our warranties generally start from the delivery date and continue as follows:

                                   Product                     Warranty Periods
                                   -------                     ----------------
Managed switches                                             Three to five years
Unmanaged Gigabit Switches, Gigabit Adapters                  One to five years
Unmanaged switches, hubs, USB hubs, routers, fiber            One to five years
Other - Adapters                                              One to five years
AsantePrint and AsanteTalk print routers, Gig cables           Limited Lifetime

Longer warranty periods are provided on a limited basis including some "lifetime" warranties on some of the Company's older legacy products.

From time to time, some of the Company's products may be manufactured to customer specifications and their acceptance is based on meeting those specifications. We historically have experienced minimal warranty costs related to these products. Factors that affect our warranty liability include the number of shipped units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheet, during the period are as follows (in thousands):

Balance as of September 28, 2002                                          $ 469
Provision for warranty liability for sales made during the
  quarter ended December 28, 2002                                            86
Settlements made during the quarter ended December 28, 2002                 (86)
                                                                          -----

Balance as of December 28, 2002                                           $ 469
                                                                          -----

Note 6.       Bank Borrowings

On December 31, 2002, the Company renewed its bank line of credit which provides for maximum borrowings of $2.0 million, and is limited to a certain percentage of eligible accounts receivable. No borrowings have been made under the line-of-credit agreement. The line of credit is available through November 2003 and is subject to certain covenant requirements. As of December 28, 2002, the Company was in compliance with the covenants under its line of credit agreement.

Note 7.       Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended December 28, 2002 and December 29, 2001, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

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

Note 9.       Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue to account for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued To Employees". The company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

Note 10.        Segment Information

The Company has determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first three months of each fiscal year are as follows:

                                      2002                       2001
                                      ----                       ----
United States                          83%                        78%
Europe                                 11%                        14%
Other                                   6%                         8%

Substantially all of the Company's assets are located in the United States of America.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, including new switch products, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC filings, including this report on Form 10-Q for the three months ended December 28, 2002, and the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002. These forward looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary significantly from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2003 were $3.8 million, a decrease of $0.1 million, or 1%, from net sales of $3.9 million for the first quarter of fiscal 2002. Sales of the Company's products continued to be negatively impacted by the ongoing economic slowdown affecting the industry, a continued reduction in unit volume sales of network adapter products to Apple Computer specific platforms due to Apple's continued incorporation of Ethernet onto the motherboard of their new systems, and heavy competitive pressures negatively impacting selling prices of networking products.

Sales continued to be negatively affected across substantially all of the Company's product lines, however, these declines were partially offset by an increase in sales of the Company's IntraCore(TM) managed products and sales of original equipment manufacturers (OEM) products. During the quarter, the Company introduced several products including a new Internet router, and its new 16-port, Layer 2/4 Gigabit switch. OEM sales for the first quarter of fiscal 2003 were approximately $0.4 million, compared to OEM sales in the first quarter of fiscal 2002 of $0.3 million. One customer, a distributor, accounted for 48% and 40% of the Company's total sales in the first quarter of fiscal 2003 and 2002, respectively.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 17% of net sales for the first quarter of fiscal 2003. This percentage compares to 22% for the first quarter of fiscal 2002. The decrease in international sales for the first quarter of fiscal 2003 as compared to fiscal 2002 was due primarily to the continuing economic downturn in the international market, the discontinuation of one of the Company's primary distributors in Canada, and increased pricing pressures from Asian networking companies.

The Company's gross profit as a percentage of net sales increased to 38% for the first quarter of fiscal 2003 as compared to 34% for the same period in fiscal 2002. This increase was due primarily to increased sales of the Company's managed switches and reduced reserves for inventory obsolescence.

Sales and marketing expenses decreased by $0.1 million, or 14%, to $0.9 million in the first quarter of fiscal 2003 compared to $1.0 million in the first quarter of fiscal 2002. As a percentage of sales, these expenses were 23% in the first quarter of fiscal 2003, compared with 27% in the first quarter of fiscal 2002, respectively. The lower sales and marketing expenditures were due primarily to decreases in personnel and related costs, and reduced reserves for bad debts. The Company believes that sales and marketing expenses overall will remain approximately flat for the remainder of fiscal 2003.

Research and development expenses decreased by $0.1 million, or 19%, to $0.6 million in the first quarter of fiscal 2003 compared to $0.7 million in the first quarter of fiscal 2002. As a percentage of sales, these expenses were 14% in the first quarter of fiscal 2003, compared with 18% in the first quarter of fiscal 2002. The decreases were due primarily to lower non-recurring engineering related costs, and reduced overhead and personnel related costs. The Company expects that future spending on research and development will remain flat in absolute dollars for the remainder of fiscal 2003.

General and administrative expenses decreased by $0.1 million, or 19%, to $0.3 million in the first quarter of fiscal 2003 compared to $0.4 million in the first quarter of fiscal 2002. As a percentage of net sales, these expenses were 8% for the first quarter of fiscal 2003, as compared with 9% for the first quarter of fiscal 2002. The decrease was primarily due to the Company continuing its executive salary reduction program during this quarter. The Company expects that general and administrative spending will remain constant or decrease slightly for the remainder of fiscal 2003.

For the first quarter ended December 28, 2002, the Company recorded a loss from operations of $309,000, compared to a loss of $756,000 for the first quarter of fiscal 2002. While net sales were similar, a reduction of $346,000, or 17%, in total operating expenses for the first quarter of fiscal 2003 resulted in the reduced loss for the current quarter as compared to the first quarter of fiscal 2002.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended December 28, 2002 and December 29, 2001, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Liquidity and Capital Resources

Net cash used in operating activities was $0.2 million for the three months ended December 28, 2002, compared to cash provided of $0.1 million for the three months ended December 29, 2001. During the first three months of fiscal 2003, the net cash used in operating activities resulted primarily from the Company's net loss and an increase in accounts receivable of $0.6 million. These cash outflows were partially offset by net cash inflows from reduced inventory of approximately $0.4 million, and increased accrued expenses of $0.2 million.

Net cash used in investing activities for the first three months of fiscal 2003 and fiscal 2002 was insignificant.

In December 2002, the Company renewed its bank line of credit that provides for maximum borrowings of $2.0 million, and is limited to a certain percentage of eligible accounts receivable. The Company has not drawn on this line of credit. The line of credit is available through November 2003 and is subject to certain covenant requirements. As of December 28, 2002, the Company was in compliance with the covenants under its line of credit agreement.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under this lease at December 28, 2002 are as follows (in thousands):

             Year
             ----
             2003                                              749
             2004                                              909
                                                          --------
                                                          $  1,658
                                                          ========

In the first quarter of fiscal 2003, fiscal years 2002 and 2001, the Company incurred net losses and negative cash flows from operations and as of December 28, 2002, the Company had an accumulated deficit of $28 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2003. The Company anticipates that its existing cash and its ability to borrow under its line of credit will be sufficient to meet its working capital and operating expense requirements at least through September 30, 2003.

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

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than the Company. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, or reduce discretionary expenditures would have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

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

The Company's current manufacturing structure is particularly subject to various risks associated with its use of offshore contract manufacturers including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations. The networking industry and technology markets in general continue to adjust to a widespread reduction in demand for products due to financial problems experienced by many Internet Service Provider's (ISP's), and the failure of many Internet companies. The duration, or long-term effect on the Company's operations is difficult to measure, but the inability to alter its strategic markets, or react properly to this slowdown could have an adverse effect on the Company's financial position.

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

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, fluctuations in channel inventory levels, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the current economic downturn and seasonal purchasing patterns specific to the computer and networking industries. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

In addition to the above, the Company is also susceptible to other factors that generally affect the market for stocks of technology companies. These factors could affect the price of the Company's stock and could cause such stock price to fluctuate over relatively short periods of time.

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

Revenue Recognition. The Company recognizes revenue net of estimated product returns, expected payments to resellers for customer programs including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, at what stage the product is in its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels, which is based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, the Company may take action to increase promotional programs resulting in incremental reductions in revenue at the time the incentive is offered based on our estimate of inventory in the channel that is subject to such pricing actions.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue to account for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued To Employees". The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of December 28, 2002, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

Item 4. Controls and Producedures

Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

Information regarding current litigation is set forth in Note 8 of the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a.)      Exhibits:

                Exhibit 99.1 - CERTIFICATION OF CEO
                Exhibit 99.2 - CERTIFICATION OF CFO
                Exhibit 99.3 - CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   (b.)      Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 11, 2003                 ASANTE TECHNOLOGIES, INC.
                                               (Registrant)


                                           By:   ANTHONY CONTOS

                                              Anthony Contos
                                Vice President, Finance and Administration
                           (Authorized Officer and Principal Financial Officer)