Form 10-Q
period 2003-03-29
ASANTE TECHNOLOGIES INC
filed 2003-05-14
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


       [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       or

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X


As of March 29, 2003, the Registrant had 10,097,494 shares of Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

                                                                                                       PAGE NO.
                                                                                                       --------
Item 1.       Financial Statements:

              Unaudited Condensed Balance Sheets
                  March 29, 2003 and September 28, 2002                                                    3

              Unaudited Condensed Statements of Operations
                  Three and six months ended March 29, 2003 and March 30, 2002                             4

              Unaudited Condensed Statements of Cash Flows
                  Three and six months ended March 29, 2003 and March 30, 2002                             5

              Notes to Unaudited Condensed Financial Statements                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  22

Item 4.       Controls and Procedures                                                                     22

PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                                                           24

Item 4.       Submission of Matters to a Vote of Security Holders                                         24

Item 6.       Exhibits and Reports on Form 8-K                                                            24

              Signature                                                                                   25

                          PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)


                                                           March 29,       September 28,
                                                             2003              2002
                                                           --------          --------
Assets

Current assets:
     Cash and cash equivalents                             $  2,464          $  3,282
     Accounts receivable, net                                 1,277             1,558
     Inventory                                                1,991             1,515
     Prepaid expenses and other current assets                  145               141
                                                           --------          --------

              Total current assets                            5,877             6,496

Property and equipment, net                                      75                90
Other assets                                                    170               172
                                                           --------          --------

              Total assets                                 $  6,122          $  6,758
                                                           ========          ========


Liabilities and stockholders' equity (deficit)

Current liabilities:
     Accounts payable                                      $  2,567          $  2,291
     Accrued expenses                                         3,933             3,834
     Payable to stockholder                                      52              --
                                                           --------          --------

              Total current liabilities                       6,552             6,125
                                                           --------          --------


Stockholders' equity (deficit):
     Common stock                                            28,423            28,422
     Accumulated deficit                                    (28,853)          (27,789)
                                                           --------          --------

              Total stockholders' equity (deficit)             (430)              633
                                                           --------          --------

Total liabilities and stockholders' equity (deficit)       $  6,122          $  6,758
                                                           ========          ========


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)

                                          Three months ended      Six months ended
                                          -------------------   -------------------
                                          March 29,  March 30,  March 29,  March 30,
                                            2003       2002       2003       2002
                                          --------   --------   --------   --------
Net sales                                 $  2,564   $  3,955   $  6,398   $  7,814
Cost of sales                                1,567      2,518      3,954      5,067
                                          --------   --------   --------   --------

     Gross profit                              997      1,437      2,444      2,747
                                          --------   --------   --------   --------

Operating expenses:
     Sales and marketing                       978        914      1,876      1,955
     Research and development                  498        629      1,053      1,319
     General and administrative                243        342        538        705
                                          --------   --------   --------   --------

Total operating expenses                     1,719      1,885      3,467      3,979
                                          --------   --------   --------   --------

Loss from operations                          (722)      (448)    (1,023)    (1,232)

Interest and other income (expense), net       (33)       (18)       (41)        10
                                          --------   --------   --------   --------

Loss before income taxes                      (755)      (466)    (1,064)    (1,222)
Provision for income taxes                    --         --         --         --
                                          --------   --------   --------   --------

Net loss                                  ($   755)  ($   466)  ($ 1,064)  ($ 1,222)
                                          ========   ========   ========   ========


Basic and diluted net loss per share      ($  0.07)  ($  0.05)  ($  0.11)  ($  0.12)
                                          ========   ========   ========   ========

Shares used in per share
  calculation:

              Basic and diluted             10,086     10,017     10,076     10,010
                                          ========   ========   ========   ========

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                            Six months ended
                                                           ------------------
                                                           March 29,  March 30,
                                                             2003       2002
                                                           -------    -------
Cash flows from operating activities:
      Net loss                                             $(1,064)   $(1,222)
      Adjustments to reconcile net loss to net cash
               used in operating activities:
          Depreciation and amortization                         32         52
          Provision for doubtful accounts receivable            72        (62)
      Changes in operating assets and liabilities:
          Accounts receivable                                  209        644
          Inventory                                           (476)       403
          Prepaid expenses and other current assets             (4)        53
          Accounts payable                                     276       (632)
          Payable to stockholder                                52         78
          Accrued expenses                                      99       (267)
                                                           -------    -------

Net cash used in operating activities                         (804)      (953)
                                                           -------    -------

Cash flows from investing activities:
      Purchases of property and equipment                      (17)       (57)
      Other assets                                               2          0
                                                           -------    -------

Net cash used in investing activities                          (15)       (57)
                                                           -------    -------

Cash flows from financing activities:
      Issuance of Common Stock                                   1          5
                                                           -------    -------

Net cash provided by financing activities                        1          5
                                                           -------    -------

Net decrease in cash and and cash equivalents                 (818)    (1,005)
Cash and cash equivalents, beginning of period               3,282      5,065
                                                           -------    -------

Cash and cash equivalents, end of period                   $ 2,464    $ 4,060
                                                           =======    =======


The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1. Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 28, 2002, included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

Note 2. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                      Three Months Ended     Six Months Ended
                                                     --------------------  -------------------
                                                     March 29,  March 30,  March 29,  March 30,
                                                        2003       2002      2003       2002
                                                     ---------  ---------  --------   --------
Net loss                                             $    (755) $    (466) $ (1,064)  $ (1,222)
                                                     =========  =========  ========   ========

Weighted average common stock outstanding (basic)       10,086     10,017    10,076     10,010
Effect of dilutive warrants and options                   --         --        --         --
                                                     ---------  ---------  --------   --------
Weighted average common stock outstanding (diluted)     10,086     10,017    10,076     10,010
                                                     =========  =========  ========   ========

Net loss per share:
         Basic                                       $   (0.07) $   (0.05) $  (0.11)  $  (0.12)
                                                     =========  =========  ========   ========
         Diluted                                     $   (0.07) $   (0.05) $  (0.11)  $  (0.12)
                                                     =========  =========  ========   ========


For the three and six month periods ended March 29, 2003 and March 30, 2002, options and warrants outstanding were excluded from the calculation since their effect was antidilutive.

At March 29, 2003 and March 30, 2002, options and warrants outstanding of 1,710,726 and 1,516,931, respectively, were excluded since their effect was antidilutive.


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


Note 4. Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                   March 29,   September 28,
                                                     2003          2002
                                                    ------        ------
Raw materials and component parts                      191           193
Work-in-process                                        152            54
Finished goods                                       1,648         1,268
                                                    ------        ------
                                                    $1,991        $1,515
                                                    ======        ======

Note 5. Warranties

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

Changes in our warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheets, during the period are as follows (in thousands):

Balance as of September 28, 2002                               $   469
Provision for warranty liability for sales made
during the period ended March 29, 2003                             229
Settlements made during the period ended March 29, 2003           (228)
                                                                -------

Balance as of March 29, 2002                                   $   470
                                                                -------

Note 6. Bank Borrowings

On December 31, 2002, the Company renewed its bank line of credit which provides for maximum borrowings of $2.0 million, and is limited to a certain percentage of eligible accounts receivable. No borrowings have been made under the line-of-credit agreement. The line of credit is available through November 2003 and is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. As of March 29, 2003, the Company was in compliance with the covenants under its line of credit agreement.

Note 7. Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 29, 2003 and March 30, 2002, due primarily to a valuation allowance being established against the Company's deferred tax assets, which consists primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Note 8. Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). In March 2003, the US Attorney and the Company entered a final settlement for an amount consisting of $57,000, plus removal of improper marks from the product.


Note 9. Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's operating results or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company plans to continue to account for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued To Employees." The Company has complied with the disclosure requirements of SFAS No 148.

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

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations, financial condition and cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.


Note 10. Segment Information

 The Company has determined that it operates in one business segment, networking and connectivity, and does not have reportable segments.

Sales, as a percentage of net sales, by geographic region for the first six months of each fiscal year are as follows:
                                                     2003          2002
                                                     ----          ----
United States                                         81%          80%
Europe                                                12%          14%
Other                                                  7%           6%

Substantially all of the Company's assets are located in the United States.


Note 11. Stock Based Compensation

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the following pro forma amounts (dollars, in thousands, except per share amounts):

                                            Three Months Ended      Six Months Ended
                                           --------------------  ----------------------
                                           March 29,  March 30,  March 29,    March 30,
(In thousands, except per share data)        2003        2002       2003         2002
                                           ---------  ---------  ----------   ---------
Net loss as reported                       $    (755) $    (466) $   (1,064)  $  (1,222)
                                           =========  =========  ==========   =========
Employee stock-based compensation expense
 determined under the fair value method    $      16  $      49  $       57   $      98
                                           ---------  ---------  ----------   ---------

         Pro forma net loss                $    (771) $    (515) $   (1,121)  $  (1,320)
                                           =========  =========  ==========   =========

Net loss per share:
     As reported
         Basic                             $   (0.07) $   (0.05) $    (0.11)  $   (0.12)
                                           =========  =========  ==========   =========
         Diluted                           $   (0.07) $   (0.05) $    (0.11)  $   (0.12)
                                           =========  =========  ==========   =========

     Pro forma
         Basic                             $   (0.08) $   (0.05) $    (0.11)  $   (0.13)
                                           =========  =========  ==========   =========
         Diluted                           $   (0.08) $  ( 0.05) $    (0.11)  $   (0.13)
                                           =========  =========  ==========   =========


Note 12. Guarantees

         Officer and Director Indemnifications

         As permitted and/or required under Delaware law and to the maximum extent allowable under that law, the Company has agreements whereby the Company indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

         Other Indemnifications

         As is customary in the Company's industry, the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products. In the Company's experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the three and six months ended March 29, 2003, and the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

Net Sales

Net sales for the second quarter of fiscal 2003 were approximately $2.6 million, a decrease of approximately $1.4 million, or 35%, from net sales of approximately $4.0 million for the second quarter of fiscal 2002. Sales of the Company's products continued to be negatively impacted by the ongoing economic slowdown affecting the industry, a reduction in revenues in the distribution channel due to several factors including seasonal lower sales during the second fiscal quarter, heavy competitive pressures negatively impacting selling prices of networking products, and delayed spending in the education channel due to budget cuts causing a reduction in managed systems sales during the quarter. In addition, sales to Original Equipment Manufacturers ("OEM") for the second quarter of fiscal 2003 decreased to $0.1 million, from $0.3 million in the year ago quarter, due to timing of projects at a customer site. Management anticipates that revenues of the Company's managed systems and Gigabit products will improve compared to the second quarter, while sales of adapters will remain flat, or decrease somewhat due to lower selling prices and continued incorporation of Ethernet onto the motherboard of many newer computers.

Net sales for the first six months of fiscal 2003 decreased by approximately 18% to $6.4 million compared to $7.8 million for the first half of fiscal 2002. During the six months ended March 29, 2003, the Company's sales levels were negatively impacted by the continued economic slow down affecting the industry. Additionally, the decrease in sales for the six months ended March 29, 2003 compared to March 30, 2002 was due to several factors including sharp declines in selling prices due to heavy competitive pressures, a reduction of Mac specific networking adapters due to Apple's continued incorporation of Ethernet onto the motherboard of most of their newer computers, delays in educational purchasing due to budget reductions, and the reduction of sales to one of the Company's large customers in fiscal 2002.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 21% of net sales for the second quarter of fiscal 2003 and represented approximately 19% of net sales for the first six months of fiscal 2003 compared to 18% and 20% for the second quarter and first six months of fiscal 2002, respectively. The slight decrease in international sales in percentage terms for the first six months of fiscal 2003 as compared to fiscal 2002 was due in part to reduced revenues of the Company's products in Canada during the quarter and to the factors described above.

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 29, 2003 decreased 38% to $1.6 million, compared to $2.5 million reported in the same quarter of fiscal 2002. The lower cost of sales was due primarily to the decrease in sales for the second quarter of fiscal 2003. Gross profit for the quarter ended March 29, 2003 declined 30% to $1.0 million compared to $1.4 million for the quarter ended March 30, 2002. The decrease in gross profit for the quarter is consistent with the decrease in net sales and cost of sales experienced during the most recently completed quarter.

For the first six months of fiscal 2003, cost of sales have decreased 22% to $4.0 million compared to $5.1 million for the same period in fiscal 2002. Gross profits have declined 11% to $2.4 million for the first six months of fiscal 2003, compared to $2.7 million of gross profit reported during the first half of fiscal 2002. The decrease in gross profit for the first six months of fiscal 2003 is due primarily to an 18% decline in net sales.

The Company's gross profit as a percentage of net sales increased to 38.9% for the second quarter of fiscal 2003 as compared to 36.3% for the same period in fiscal 2002. The Company's gross profit as a percentage of net sales increased to 38.2% for the first six months of fiscal 2003 as compared to 35.2% for the same period in fiscal 2002. The increase in margin for the second quarter and first six months of fiscal 2003, was due primarily to the Company's cost reduction efforts, and reduced inventory obsolescence reserves. Additionally, the Company was successful in selling approximately $0.1 million of inventory written down in previous periods.

Sales and Marketing

Sales and marketing expenses of $1.0 million in the second quarter of fiscal 2003, increased approximately $0.1 million, compared to $0.9 million in the second quarter of fiscal 2002, and decreased by approximately $0.1 million or 4.0% in the first six months of 2003 compared to the first six months of 2002. As a percentage of net sales, these expenses were approximately 38.1% and 29.3% in the second quarter and the first six months of 2003, respectively, compared with 23.1% and 25.5% in the second quarter and first six months of fiscal 2002, respectively. The increase in sales expenses for the second quarter of fiscal 2003, compared to the second quarter of fiscal 2002, was due primarily to increased personnel and commission related expenses. The decrease in sales and marketing expenses for the first six months of fiscal 2003, as compared to fiscal 2002 was due primarily to the Company's cost reduction efforts, and decreases in advertising related expenditures. The Company expects that its sales and marketing expenses in absolute dollars will decrease slightly for the remainder of fiscal 2003 in comparison to fiscal 2002.

Research and Development

Research and development expenses of $0.5 million in the second quarter of fiscal 2003, decreased approximately $0.1 million, compared to $0.6 million in the second quarter of fiscal

2002, and decreased by $0.3 million in the first six months of fiscal 2003, compared to the first six months of fiscal 2002. The decreases were due primarily to reduced personnel related expenditures and overhead reduction efforts. The Company expects that spending on research and development for the remainder of fiscal 2003 will remain flat.

General and Administrative

General and administrative expenses decreased by approximately $0.1 million from $0.2 million in the second quarter of fiscal 2003 compared to $0.3 million in the second quarter of fiscal 2002, and decreased by approximately $0.2 million, or 24%, from $0.5 million in the first six months of 2003 compared to $0.7 million in the first six months of 2002. The decrease in general and administrative expenses in absolute dollars for the first six months of fiscal 2003 is primarily related to reductions in personnel and legal related costs including a release of settlement reserves related to the Company's settlement of a customs claims issue (See Note 8: Litigation). The Company expects that general and administrative expenses in absolute dollars will remain flat, or decrease slightly for the remainder of fiscal 2003 in comparison to fiscal 2002.

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

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 29, 2003 and March 30, 2002, due primarily to a valuation allowance being established against the Company's deferred tax assets which consists primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Liquidity and Capital Resources

The Company's cash position decreased to $2.4 million as of March 29, 2003 from $3.3 million as of September 28, 2002. The Company had a net working capital deficit of $675,000 as of March 29, 2003.

Net cash used in operating activities was $0.8 million for the six months ended March 29, 2003, compared to cash used in operating activities of $0.9 million for the six months ended March 30, 2002. During the first six months of fiscal 2003, the net cash used in operating activities resulted primarily from the Company's net loss of $1.1 million, and increased inventories of $0.5 million. These cash outflows were partially offset by net cash inflows from reduced accounts receivable of $0.2 million and increased accounts payables and accrued expenses amounting to $0.4 million.

Net cash used in investing activities and net cash provided by financing activities for the first six months of fiscal 2003 and fiscal 2002 was insignificant.

In December 2002, the Company renewed its bank line of credit that provides for maximum borrowings of $2.0 million, and is limited to a certain percentage (65%) of eligible accounts receivable. The Company has not drawn on this line of credit. The line of credit is available through November 2003 and is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. As of March 29, 2003, the Company was in compliance with the covenants under its line of credit agreement.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under this lease at March 29, 2003 are as follows (in thousands):

             Six months ending September 27, 2003                    575
             Year ending October 2, 2004                             909
                                                                --------
                                                                $  1,474
                                                                ========

In the first six months of fiscal 2003, and fiscal years 2002 and 2001, the Company incurred net losses and negative cash flows from operations and as of March 29, 2003, the Company had an accumulated deficit of $29 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2003. The Company anticipates that its existing cash and its ability to borrow under its line of credit will be sufficient to meet its working capital and operating expense requirements at least through September 30, 2003. However, the Company's inventories have increased substantially in the second quarter and during the first month of the third quarter, which negatively impacted the Company's cash position.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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


Factors Affecting Future Operating Results

The development and marketing of products requires significant amounts of capital. A decline in future orders and revenues might require the Company to seek additional capital to meet it's working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company needs additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the networking industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in Company's inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of these securities would result in additional dilution to the Company's shareholders.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2002 and in the first two quarters of fiscal 2003, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by significant competition, rapidly changing salary structures, and a need for very specialized experience. These conditions could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

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

The Company's success will depend in part on its ability to accurately forecast its future sales due to the lead time required to order components and assemble products. If the Company's product sales forecasts are below actual product demand, there may be delays in fulfilling product orders; consequently, the Company could lose current and future sales to competitors. Alternatively, if the Company's product sales forecasts are above actual product demand, this may result in excess orders of components or assembled products and a build-up of inventory that would adversely affect working capital. The Company experienced a build-up in inventories in the March time frame, and expects a further near term build-up in inventories which it believes will negatively affect near-term cash flows.

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

Revenue Recognition. The Company recognizes revenue net of estimated product returns, expected payments to resellers for customer programs including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels, which is based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, the Company may take action to increase promotional programs resulting in incremental reductions in revenue at the time the incentive is offered based on our estimate of inventory in the channel that is subject to such pricing actions.

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


Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 did not have a material impact on the Company's operating results or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company plans to continue to account for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued To Employees". The Company has complied with the disclosure requirements of SFAS No 148.

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

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have its results of operations, financial condition or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of March 29, 2003, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.


Item 4. Controls and Procedures

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held February 20, 2003 in San Jose, California, the stockholders (i) elected four directors to serve on the Company's Board of Directors, and (iv) ratified the Company's appointment of PricewaterhouseCoopers, LLP to serve as its independent accountants for the fiscal year ending September 27, 2003.

The vote for nominated directors was as follows:

                  Nominee               For             Against       Abstain
                  -------               ---             -------       -------
                  Wilson Wong           9,006,169           0          49,812
                  Jeff Yuan-Kai Lin     8,675,036           0         380,945
                  Michael D. Kaufman    8,675,036           0         380,945
                  Edmond Y. Tseng       8,675,036           0         380,945

The vote for ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ended September 27, 2003, was as follows:

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  9,047,370                  8,511                       100


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits:

                  Exhibit 99.1 - CERTIFICATION OF CEO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  Exhibit 99.2 - CERTIFICATION OF CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         (b.) Reports on Form 8-K:

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 12, 2003             ASANTE TECHNOLOGIES, INC.
                                          (Registrant)



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

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q


I, Wilson Wong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Asante' Technologies, Inc. ("Registrant");

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 10, 2003


                              /s/WILSON WONG
                              ------------------------------------------
                              Wilson Wong, President and Chief Executive
                              Officer

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Anthony Contos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Asante' Technologies, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 10, 2003


                                /s/ ANTHONY CONTOS
                                ---------------------------------------
                                Anthony Contos, Chief Financial Officer