Form 10-K/A
period 2002-09-28
ASANTE TECHNOLOGIES INC
filed 2004-01-05
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ---------------------------------

                                   FORM 10-K/A

 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 28, 2002

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-22632
                        ---------------------------------

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

       Registrant's telephone number, including area code: (408) 435-8388
                        ---------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                        ---------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past ninety days. YES    NO X
                                          ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 29, 2002, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately $603,961. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X

As of November 22, 2003, the Registrant had 10,149,521 shares of Common Stock outstanding.
                        ---------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of items 10 and all of items 11, 12, and 13 of this Form 10-K/A are incorporated by reference from the issued proxy statement filed with the Securities and Exchange Commission on January 16, 2003.

                                TABLE OF CONTENTS
                                                                         Page of
                                                                          Report
                                     PART I

ITEM 1.     BUSINESS                                                           3

ITEM 2.     PROPERTIES                                                        12

ITEM 3.     LEGAL PROCEEDINGS                                                 13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            EXECUTIVE OFFICERS OF THE COMPANY                                 14

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS                                               15

ITEM 6.     SELECTED FINANCIAL DATA                                           16

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         18

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       27

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                               48



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                49

ITEM 11.    EXECUTIVE COMPENSATION                                            49

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                        49

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    49

ITEM 14     CONTROLS AND PROCEDURES                                           50


                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K                                                          51

SIGNATURES                                                                    53

Asante, FriendlyNET, IntraCore, IntraStack, IntraSwitch, NetStacker, AsanteTalk, AsantePrint, FriendlyStack, AsanteFAST, GigaNix, and OpenView are registered trademarks of Asante Technologies, Inc. Other product and brand names may be trademarks or registered trademarks of their respective owners.

Explanatory Note

This Amendment to Asante Technology Inc.'s Annual Report on Form 10-K for the year ended September 28, 2002 includes restated financial statements as of September 28, 2002 and September 29, 2001 and for each of the three fiscal years in the period ended September 28, 2002.

During fiscal 1998 and 1999, the Company reported reserves offsetting accounts receivable for customers' product returns (stock rotation), price protection and other customer sales price rebates, as well as accruals for market development funds and other related obligations due its reseller customers that were relatively large related to its recent sales activities with those customers. The appropriate determination of the estimated amount of such reserves and accruals under generally accepted accounting principles requires the exercise of significant judgment.

As a result of an investigation undertaken by the Company in 2003, it has been determined that a portion of such reserves and accruals were overstated at October 2, 1999 and in earlier periods and were also misstated in periods subsequent to October 2, 1999 as the result of errors in applying the Company's accounting policies for measuring the estimated balances of those period-end reserves and accruals in accordance with generally accepted accounting principles. Those errors arose, in part, as a result of the Company not fully considering the effect of the year-to-year sequential declines in net sales that the Company experienced beginning in fiscal 1998 on the estimated period-end reserve and accrual balances. The investigation also revealed that the Company inappropriately reversed portions of prior period overstatements in subsequent periods resulting in overstatements of revenue and/or understatements of operating expenses. In addition to its investigation of sales and customer-related reserves and accruals, the scope of the Company's investigation also included a review of its reported obligations for warranty and certain other accruals which resulted in adjustments to such balances for the same reasons as those described above.

As a result of the foregoing, the Company has restated its financial statements for each of the three fiscal years in the period ended September 28, 2002, including the corresponding fiscal 2002 and 2001 interim periods, and will restate the results for the quarterly periods ended December 28, 2002 and March 29, 2003. The Quarterly Reports on Form 10-Q previously filed relating to these periods as well as the interim periods prior to fiscal 2001 should no longer be relied upon. The Company has not yet filed its Quarterly Report on form 10-Q for the quarterly period ended June 28, 2003. The restatement also affects periods prior to fiscal 2000. The impact of the restatement on such prior periods is reflected as an adjustment to opening accumulated deficit as of October 2, 1999 in the financial statements included under Item 8 of this Annual Report on Form 10-K/A.

In connection with their audits of the restated financial statements, the Company's previous independent auditors have identified and communicated to the Company and the Audit Committee a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's initial recording and management's review and oversight of, certain accounting estimates. In response to the matters identified as restatement adjustments, under the direction of the Audit Committee, management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements.

The restatement of previously issued financial statements increased the Company's net loss and basic and diluted net loss per share in the fiscal years ended September 28, 2002 and September 29, 2001 by approximately $59,000 or $0.01 and $910,000 or $0.09, respectively, and resulted in a net loss of $325,000 or $0.03 per basic and diluted share versus previously reported net income of $392,000 or $0.04 per diluted share for the fiscal year ended September 30, 2000.

On an aggregate basis for the five-year period ended September 28, 2002, the restatement resulted in a cumulative reduction in previously reported accumulated net loss of approximately $3.4 million with a corresponding increase in previously reported net assets.

Note 2, Restatement of Previously Issued Financial Statements, to the restated financial statements discloses the impact of the adjustments on the statement of operations and balance sheet for each restated annual period. In addition, Note 2 to the restated financial statements discloses the effect of the restatement on opening retained earnings as of October 2, 1999, which adjustment reflects the impact of the restatement on periods prior to fiscal 2000. This adjustment decreased previously reported accumulated net losses by $5.3 million with a corresponding increase in previously reported net assets. For information on the impact of the restatement on fiscal 1999 and 1998, reference is made to Item 6, Selected Financial Data, in Part II of this Form 10-K/A.

This Form 10-K/A amends and restates Items 1 and 3 of Part I, Items 6, 7 and 8 of Part II, and Item 14 of Part IV of the original Form 10-K. No other information included in the original Form 10-K is amended hereby. The explanatory caption at the beginning of each item of this Form 10-K/A sets forth the nature of the revisions to that item.

The Company did not amend its Annual Reports on Form 10-K for periods affected by the restatement that ended prior to September 28, 2002 or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 28, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon.

For a discussion of events and developments subsequent to September 28, 2002, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003, which had not been previously filed but is being filed concurrently with this Form 10-K/A, and the Company's subsequent filings.

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

Some of the statements contained in this Annual Report on Form 10-K/A are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K/A that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K/A are based on information available to us on the date hereof, and we assume no obligation to updated any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," plans" "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "Factors Affecting Future Operating Results" beginning on page 23 in this document.

                                     PART I
ITEM 1.       BUSINESS

This  Item  1  has  been  revised  to  reflect  the  restatement,   and  certain
developments occurring subsequent to the filing of the original Form 10-K with respect to the Company's business.

Current Information of Note

On August 15, 2003, Michael Kaufman informed management of his resignation from the Board of Directors. Mr. Kaufman's reasons for resigning from the Board were not related to the Company's restatement, or the Company's then ongoing merger activity.

Recent Acquisition Information

On June 13, 2003, the Company entered into an Agreement and Plan of Merger with Oblique, Inc. ("Oblique") (the "Merger Agreement"), pursuant to which Asante would be merged with and into Oblique, with Oblique being the surviving corporation (the "Merger"). The Merger Agreement provided for a cash payment at closing of up to $0.45 per share plus up to approximately $0.05 per share to be distributed no later than March 31, 2004, subject to certain indemnification obligations. Taken together these per share payments represented a total acquisition price for all of the outstanding shares of Asante common stock of up to approximately $5.1 million. The Merger was conditioned upon, among other things, approval by holders of Asante common stock. The Merger Agreement provided for termination by Asante without any liability on the part of the Company in the event Asante were to receive a written superior offer. The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which was filed with the SEC on June 18, 2003.

On September 13, 2003, the Company terminated its Merger Agreement with Oblique, Inc. and entered into a binding Letter of Intent with Acorn Campus, a venture capital company. Pursuant to the binding Letter of Intent, Acorn Campus was to acquire all of the outstanding shares of Asante common stock and any shares of common stock underlying any outstanding stock options for approximately $5.4 million in cash. The Company believed the offer by Acorn Campus was superior to the offer from Oblique, and contained proven financing. However, without apparent cause or reason, Acorn Campus sent a letter to Management on November 18, 2003, informing the Company of its intent to withdraw its offer. Management is reviewing its alternatives, including pursuing legal action against Acorn Campus for breach of contract.

Overview

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

Small Business. The Company offers many products in its FriendlyNET(R) family of products, including a complete line of easy to use gateways, firewalls, switches, hubs, USB hubs and print routers. These products are designed
specifically   for   cost-
sensitive users operating in smaller networking environments. The Company's wireless and wired gateways bring economical, secure Internet sharing to small offices. Many of the Company's Gigabit switch products meet the most demanding needs of small business including those in businesses such as digital graphics/prepress and media designers, a primary vertical market of the Company.

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

The Company competes with Cisco Systems, Nortel, 3Com, Intel, Netgear and many smaller companies. Competition from these and other companies, including new entrants, is expected to intensify, particularly in the SOHO, workgroup, and departmental user markets. Many of the Company's competitors in these markets are more established, enjoy significant name recognition and possess far greater financial, technological and marketing resources than the Company.

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

The Company's sales to OEMs represented 9% and 3% of its total net sales in fiscal 2002 and fiscal 2001, respectively. While the Company has pursued and will continue to pursue additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional high volume product arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs additional large

OEM agreements in the near future, the Company expects that OEM sales will remain fairly flat as a percentage of total revenue in fiscal 2003.

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

ITEM 3.       LEGAL PROCEEDINGS

This Item 3 has been updated for events and developments occurring subsequent to the filing of the original Form 10-K.

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). In March 2003, the US Attorney and the Company entered a final settlement for an amount consisting of $57,000, plus removal of improper marks from the product


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Fiscal 2002                         High                      Low
-----------------------------------------------------------------------
First quarter                      $    7/16                $    3/16
Second quarter                     $    3/8                 $    2/8
Third quarter                      $    5/16                $    3/16
Fourth quarter                     $    3/16                $    1/16

Fiscal 2001                         High                      Low
-----------------------------------------------------------------------
First quarter                      $1   5/16                $    7/16
Second quarter                     $1   1/8                 $    1/2
Third quarter                      $    7/8                 $    1/12
Fourth quarter                     $    5/8                 $    1/8


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

Asante Equity Compensation Plan Information

As of  September 28, 2002

Plan Category                 Number of securities to     Weighted-average         Number of securities
                              be issued upon exercise     exercise price of        remaining available for
                              of outstanding options,     outstanding options,     future issuance under
                              warrants and rights         warrants and rights      equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
                                                                                   column (a))
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


ITEM 6.       SELECTED FINANCIAL DATA

The Five-Year Financial Summary in this Item 6 has been revised to reflect the restatement.

The restated selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the restated financial statements of the Company and the notes to the restated financial statements included elsewhere in this Annual Report on Form 10-K/A.

(In thousands, except per share data)

                                                           Year ended
                                  -----------------------------------------------------------------
                                   Restated      Restated      Restated     Restated       Restated
                                     2002          2001          2000         1999(1)      1998(1)
                                  --------      --------      --------      --------      ---------
Statement of Operations Data:
Net sales                         $ 15,237      $ 21,732      $ 29,001      $ 39,555      $ 51,365

Loss from operations              $ (2,219)     $ (2,087)     $   (517)     $(10,638)     $(11,137)

Net loss                          $ (2,208)     $ (1,859)     $   (325)     $(10,936)     $(13,122)
Diluted net loss per share        $  (0.22)     $  (0.19)     $  (0.03)     $  (1.18)     $  (1.43)

Balance Sheet Data:
Working Capital                   $  3,811      $  5,982      $  7,660      $  5,877      $ 15,546

Total assets                      $  8,021      $ 10,711      $ 14,674      $ 15,332      $ 30,738

Stockholders' equity              $  4,073      $  6,271      $  8,088      $  6,808      $ 17,751

(1) The restatement adjustments affecting the years 1999 and 1998 are set forth in the following table (in thousands, except per share data):

                                               Year ended
                           -----------------------------------------------------
                                      1999                       1998
                               As                          As
                           Previously        As        Previously        As
                            Reported      Restated      Reported      Restated
                            --------      --------      --------      --------
Net sales                   $ 37,488      $ 39,555      $ 51,433      $ 51,365

Loss from operations        $(13,863)     $(10,638)     $(12,450)     $(11,137)

Net loss                    $(14,161)     $(10,936)     $(14,435)     $(13,122)

Diluted net loss per share  $  (1.53)     $  (1.18)     $  (1.57)     $  (1.43)

Balance Sheet Data:
Working Capital             $    751      $  5,877      $ 13,645      $ 15,546

Total assets                $ 13,345      $ 15,332      $ 30,359      $ 30,738

Stockholders' equity        $  1,682      $  6,808      $ 15,850      $ 17,751

The restatement adjustments affecting the fiscal years 1999 and 1998 are adjustments with respect to sales returns, sales rebate accruals, price protection, channel marketing and other sales expenses and to some extent general and administrative expenses, as described in Note 2, Restatement of Previously Issued Financial Statements, to the restated financial statements. Certain adjustments to stockholders' equity affecting periods prior to fiscal 1998, including adjustments for price protection and accrued expenses in excess of requirements, are reflected as a decrease of approximately $718,000 to opening accumulated deficit as of September 27, 1997.

For further information, see Note 2, Restatement of Previously Issued Financial Statements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-K.

Recent Developments

During fiscal 1998 and 1999, the Company reported reserves offsetting accounts receivable for customers' product returns (stock rotation), price protection and other customer sales price rebates, as well as accruals for market development funds and other related obligations due its reseller customers that were relatively large related to its recent sales activities with those customers. The appropriate determination of the estimated amount of such reserves and accruals under generally accepted accounting principles requires the exercise of significant judgment.

As a result of an investigation undertaken by the Company in 2003, it has been determined that a portion of such reserves and accruals were overstated at October 2, 1999 and in earlier periods and were also misstated in periods subsequent to October 2, 1999 as the result of errors in applying the Company's accounting policies for measuring the estimated balances of those period-end reserves and accruals in accordance with generally accepted accounting principles. Those errors arose, in part, as a result of the Company not fully considering the effect of the year-to-year sequential declines in net sales that the Company experienced beginning in fiscal 1998 on the estimated period-end reserve and accrual balances. The investigation also revealed that the Company inappropriately reversed portions of prior period overstatements in subsequent periods resulting in overstatements of revenue and/or understatements of operating expenses. In addition to its investigation of sales and customer-related reserves and accruals, the scope of the Company's investigation also included a review of its reported obligations for warranty and certain other accruals which resulted in adjustments to such balances for the same reasons as those described above.

As a result of the foregoing, the Company has restated its financial statements for each of the three fiscal years in the period ended September 28, 2002, including the corresponding fiscal 2002 and 2001 interim periods, and will restate the quarterly periods ended December 28, 2002 and March 29, 2003. The Quarterly Reports on Form 10-Q previously filed relating to these periods should no longer be relied upon. The Company has not yet filed its Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003. The restatement also affects periods prior to fiscal 2000. The impact of the restatement on such prior periods is reflected as an adjustment to opening accumulated deficit as of October 2, 1999 in the financial statements included under Item 8 of this Annual Report on Form 10-K/A.

In connection with their audits of the restated financial statements, the Company's previous independent auditors have identified and communicated to the Company and the Audit Committee a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's initial recording and management's review and oversight of certain accounting estimates. In response to the matters identified as restatement adjustments, under the direction of the Audit Committee, management has directed that the Company dedicate resources and take steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements.

The restatement of previously issued financial statements increased the Company's net loss and basic and diluted net loss per share in the fiscal years ended September 28, 2002 and September 29, 2001 by approximately $59,000 or $0.01 and $910,000 or $0.09, respectively, and resulted in a net loss of $325,000 or $0.03 per basic and diluted share versus previously reported net income of $392,000 or $0.04 per diluted share for the fiscal year ended September 30, 2000.

On an aggregate basis for the five-year period ended September 28, 2002, the restatement resulted in a cumulative reduction in previously reported accumulated net loss of approximately $3.4 million with a corresponding increase in previously reported net assets.

Note 2, Restatement of Previously Issued Financial Statements, to the restated financial statements discloses the impact of the adjustments on the statement of operations and balance sheet for each restated annual period. In addition, Note 2 to the restated financial statements discloses the effect of the restatement on opening retained earnings as of October 2, 1999, which adjustment reflects the impact of the restatement on periods prior to fiscal 2000. This adjustment decreased previously reported accumulated net losses by $5.3 million with a corresponding increase in previously reported net assets. For information on the impact of the restatement on fiscal 1999 and 1998, reference is made to Item 6, Selected Financial Data, in Part II of this Form 10-K/A.

Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect the balances and amounts on a restated basis.

Results of Operations

The following table sets forth certain selected financial information as restated expressed as a percentage of net sales for the fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively:

                                           2002          2001         2000
                                       (As restated) (As Restated) (As Restated)
Net sales                                  100.0 %       100.0 %      100.0 %
Cost of sales                               64.0          65.2         65.5
                                          -----           ----         ----
Gross profit                                36.0          34.8         34.5
                                          -----           ----         ----
Operating expenses:
   Sales and marketing                      25.5          23.2         19.8
   Research and development                 16.7          12.7         10.5
   General and administrative                8.4           8.5          6.0
                                          -----           ----         ----
     Total operating expenses               50.6          44.4         36.3
                                          -----           ----         ----
Income (loss) from operations              (14.6)         (9.6)        (1.8)
Interest and other income (expense), net     0.1           1.0          0.7
Income (loss) before income taxes          (14.5)         (8.6)        (1.1)
Provision (benefit) for income taxes          --            --           --
                                          -----           ----         ----
Net income (loss)                         (14.5) %        (8.6) %      (1.1) %
                                          =====           ====         ====

Net Sales

Net sales decreased 29.9% to $15.2 million in fiscal 2002, from $21.7 million in fiscal 2001. Net sales were $29.0 million in fiscal 2000. The decrease in net sales from fiscal 2001 to fiscal 2002 was due to several factors including the economic downturn in the high tech industry and network industry, heavy competitive pressures particularly for unmanaged products, and to the continued incorporation of Ethernet onto the motherboard of Apple's newer computers. During fiscal 2001, sales of unmanaged products decreased across most existing product lines, except for Gigabit switch sales, which increased marginally to $0.5 million, from $0.2 million. In addition, a significant portion of the Company's OEM sales were of unmanaged Gigabit products.

The decrease in net sales from fiscal 2000 to fiscal 2001 was due to several factors including the economic downturn in the high tech industry. Additionally, heavy competitive pressures for unmanaged 10/100 products including cable/DSL routers and, to some extent, the continued incorporation of Ethernet onto the motherboard of Apple's newer computers negatively affected the Company's results. This continued incorporation of Ethernet onto the motherboard as well as other factors described in this form 10-K/A, has caused a reduction in revenues and volume of product sold for Apple specific applications. Mac specific products are expected to comprise a much smaller portion of the Company's revenues going forward. During fiscal 2001, sales of unmanaged hubs decreased $2.9 million, from $5.6 million in fiscal 2000 to $2.6 million in 2001, reflecting slower economic conditions and the continued transition from shared systems products to switches. During this same period, sales of 10/100 unmanaged switches remained constant at $3.4 million.

In fiscal 2002, 2001, and 2000, one customer, a distributor, accounted for 40%, 43%, and 48%, respectively, of the Company's total sales.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 20%, 24%, and 23% of net sales in fiscal 2002, 2001, and 2000, respectively. The reduction in international sales during fiscal 2002, compared to fiscal 2001, was due partially to the elimination of Merisel as a major distributor in the US and Canada. The Company continues to believe the demand in the MTU/MDU markets is particularly strong in Europe and Asia, and plans to continue to focus additional efforts to increase sales in these areas. To that end, the Company has hired additional sales representatives in these areas, and has focused on adding distributors in these areas to strengthen its channels. However, there cannot be any assurance that its efforts will be successful.

International revenue as a percentage of net sales remained constant during fiscal 2001, compared to fiscal 2000, as the economic downturn has affected the networking industry internationally.

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

Cost of Sales and Gross Profit

The Company's gross profit as a percentage of net sales increased marginally to 36.0%, in fiscal 2002, from 34.8% in fiscal 2001. The increase in fiscal 2002, compared to fiscal 2001 was due primarily to decreased inventory write-downs during the year due to tight inventory controls, reduced manufacturing overhead due to the Company's cost reduction efforts, and cost reductions on products during the year. During fiscal 2002, sales prices continued to be affected by heavy competitive pricing pressures and reduced volumes for many of the Company's products. The Company has brought to market and plans to continue to bring to market lower cost replacement products and is focusing its product development efforts on introducing additional unmanaged Gigabit products and managed IntraCore products to help offset those products which are under the most significant margin pressure. The Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

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

Sales and Marketing

Sales and marketing expenses were $3.9 million in fiscal 2002 compared to $5.0 million in fiscal 2001, or a decrease of 23%. Fiscal 2001 sales and marketing expenses decreased $0.7 million, or 12%, compared to $5.7 million in fiscal 2000. As a percentage of net sales, sales and marketing expenses were 25.5%, 23.2%, and 19.8%, in fiscal 2002, 2001, and 2000, respectively. The reduced fiscal 2002 expenditures in absolute dollars and increase as of percentage of sales reflect reduced sales levels during fiscal 2002 and reduced expenditures for outside representative commissions, co-operative advertising, and trade advertising activities. The reduced fiscal 2001 expenditures, primarily reflect reduced sales levels and related sales based activity expenditures.

The Company expects that its sales and marketing expenses will remain at current levels, or decrease slightly in fiscal 2003 in absolute dollars. As a percent of total sales, the Company believes these expenditures should decrease slightly compared to fiscal 2002.

Research and Development

Research and development expenses decreased by 7.4% to $2.6 million in fiscal 2002, from $2.8 million in fiscal 2001. Research and development expenses were $3.0 million in fiscal 2000. As a percentage of net sales, research and development expenses were 16.7%, 12.7%, and 10.5%, in fiscal 2002, 2001, and 2000, respectively. The decrease in research and development expenses in absolute dollars in fiscal 2002 compared to fiscal 2001 was due primarily to decreases in personnel related expenditures as a result of salary reductions implemented by the Company. The increase in research and development expenses as a percentage of sales was due to the decline in revenue. The decrease in research and development expenses from fiscal 2000 to fiscal 2001 was due to decreases in personnel related expenditures as a result of lower staffing levels and lower depreciation expense.

The Company expects that spending on research and development in fiscal 2003 will remain fairly flat in comparison to fiscal 2002 in absolute dollars, while the Company continues to leverage the engineering expertise of its strategic partners.

General and Administrative

General and administrative expenses decreased to $1.3 million in fiscal 2002 from $1.8 million in fiscal 2001. General and administrative expenses were $1.7 million in fiscal 2000. As a percentage of net sales, general and administrative expenses were 8.4%, 8.5%, and 6.0% in fiscal years 2002, 2001, and 2000, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2002 is primarily related to reduced personnel related expenditures. The increase in general and administrative expenses as of percentage of sales was due to the decline in revenue. The decrease in general and administrative expenses in absolute dollars in fiscal 2001 compared to fiscal 2000, was primarily related to reduced legal and personnel related expenditures.

The Company expects that general and administrative expenses will remain constant or decrease somewhat in fiscal 2003 in absolute dollars.

Income Taxes

The Company recorded no provision for federal and state income taxes for fiscal 2002, 2001, or 2000 due principally to a valuation allowance on deferred tax assets being recorded. The Company has recorded a full valuation allowance on its deferred tax assets as sufficient uncertainty exists regarding recoverability. The Company's effective tax rate was 0.0% for fiscal 2002, 2001, and 2000, respectively.

Liquidity and Capital Resources, as restated

During fiscal 2002, the Company's operating activities used cash of $1.7 million. During fiscal 2001, the Company's operating activities used cash of $1.4 million. During fiscal 2000, the Company's operating activities used cash of $0.1 million.

During fiscal 2002, net cash used in operations resulted primarily from the Company's net operating loss of $2.2 million, and a decrease in both accounts payable and accrued expenses of $0.4 million. These uses were partially offset by decrease in accounts receivable of $0.7 million and increase in inventory and prepaid expenses of $0.3 each.

During fiscal 2001, net cash used in operations resulted primarily from the Company's net operating loss of $1.9 million, and decreases in accounts payable and accrued expenses of $1.2 million and $0.6 million, respectively. These uses were partially offset primarily by decreases in accounts receivable and inventories of $0.7 million and $0.6 million, respectively. Days of sales outstanding in accounts receivable, net, was 68 days at the end of fiscal 2002.

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

At September 28, 2002, the Company had cash, cash equivalents and short-term investments of $3.3 million compared to $5.1 million at September 29, 2001 which represents a 35% decline. Working capital was $3.8 million at September 28, 2002, compared to $6.0 million at September 29, 2001. As of December 31, 2002, the Company had renewed its line of credit for $2.0 million, which expired on November 30, 2003.

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

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under these leases at September 28, 2002 are as follows (in thousands):

             Year
             2003                       989
             2004                       909
                                  ---------
                                  $   1,898
                                  =========

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante.

In fiscal years 2002 and 2001, the Company incurred substantial losses and negative cash flows from operations and as of September 28, 2002, the Company had an accumulated deficit of $24.3 million. For the year ended September 28, 2002, the Company recorded a loss from operations of $2.2 million and cash used in operating activities was $1.7 million.

Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2004.

The Company is currently pursuing additional equity financing and renewal of its line of credit agreement that expired November 30, 2003. The Company is also considering other corporate transactions as a means of providing additional financing. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives which raises substantial doubt about the Company's ability to continue as a going concern.

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

Due to the time involved to finalize this restated 10-K/A, and to complete a related audit of those periods presented, the Company did not file a Form 10-Q for the period ended June 28, 2003, and therefore is not in compliance with the Over the Counter Bulletin Board (OTCBB) listing requirements. The Company believes that once it files these required reports, including a Form 10-Q for the period ended June 28, 2003, it will be current in its SEC filings and in compliance with OTCBB listing requirements. . However, the Company has no assurances this would occur.

The Company is currently pursuing additional equity financing and renewal of its line of credit agreement that expired November 30, 2003. The Company is also considering other corporate transactions as a means of providing additional financing. The Company believes it must be current with its filings with the Securities and Exchange Commission at its earliest opportunity to complete such a transaction. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives which raises substantial doubt about the Company's ability to continue as a going concern.

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


Inventory. The Company recognizes write downs for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company's products and corresponding demand were to decline, then additional write downs may be deemed necessary.


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

Financial Accounting Standards Board Interpretation No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ( FIN 45 ), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company's product warranty liability.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The

Company does not expect the provisions of this consensus to have a significant effect on the Company's results of operations or financial position

FASB  Interpretation  No. 46,  Consolidation of Variable  Interest Entities (FIN
46), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. In December 2003, the FASB further deferred the effective date of FIN 46 to the end of the first interim or annual reporting period ending after March 15, 2004 for those non-special purpose entity arrangements created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its results of operations or financial position.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) was issued in April 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities . SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company s financial position, cash flows or results of operations.

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

ITEM 8.       RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The restated financial statements and supplementary data, including the notes to the restated financial statements, set forth in this Item 8 have been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-K.

     Index to Restated Financial Statements and Financial Statement Schedule

Financial Statements:

    Report of Independent Auditors                                            28

    Balance Sheets at September 28, 2002 and
           September 29, 2001, as restated                                    29

    Statements of Operations for the years ended September 28, 2002,
           September 29, 2001 and September 30, 2000, as restated             30

    Statements of Stockholders'  Equity for the years ended September 28,
           2002, September 29, 2001 and September 30, 2000,
           as restated                                                        31

    Statements of Cash Flows for the years ended September 28, 2002,
           September 29, 2001 and September 30, 2000, as restated             32

    Notes to Financial Statements, as restated                                33

    Quarterly Results of Operations (unaudited), as restated                  45

Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts, as restated              55

All other schedules are omitted, because they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion,  the financial statements listed in the accompanying index under
Item 8 present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company has restated its financial statements for each of the three years in the period ended September 28, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP
San Jose, California
November  1, 2002,  except  for Note 9,
as to which the date is March 13,  2003,
Note 8, as to which the date is November 30, 2003 and Notes 1 and 2, as to which the date is December 30, 2003

                            ASANTE TECHNOLOGIES, INC.

                            BALANCE SHEETS - RESTATED
               (In thousands, except share and per share amounts)

                                                                           September 28,    September 29,
                                                                               2002             2001
                                                                             --------         --------
ASSETS
  Current assets:
    Cash and cash equivalents                                                $  3,282         $  5,065
    Accounts receivable, net of allowance for doubtful accounts, price protection, rebates and sales returns of $1,770
      and $2,338 in 2002 and 2001, respectively                                 2,821            3,109
    Inventory                                                                   1,515            1,848
    Prepaid expenses and other current assets                                     141              400
                                                                             --------         --------
      Total current assets                                                      7,759           10,422
                                                                             --------         --------
  Property and equipment, net                                                      90              117
  Other assets                                                                    172              172
                                                                             --------         --------
      Total assets                                                           $  8,021         $ 10,711
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                         $  2,016         $  2,187
    Accrued expenses                                                            1,932            2,245
    Payable to stockholder                                                         --                8
                                                                             --------         --------
      Total current liabilities                                                 3,948            4,440
                                                                             --------         --------
  Commitments and contingencies (See Note 8)

  Stockholders' equity:
    Preferred stock, $0.001 par value; 2,000,000 shares authorized;
      no shares issued or outstanding in 2002 and 2001                             --               --
    Common stock, $0.001 par value; 25,000,000 shares authorized;
      10,066,020 and 10,003,181 shares issued and outstanding in 2002
      and 2001, respectively                                                       10               10
  Additional paid-in capital                                                   28,412           28,402
  Accumulated deficit                                                         (24,349)         (22,141)
                                                                             --------         --------
    Total stockholders' equity                                                  4,073            6,271
                                                                             --------         --------
    Total liabilities and stockholders' equity                               $  8,021         $ 10,711
                                                                             ========         ========


   The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS- AS RESTATED
                    (In thousands, except per share amounts)

                                                                                 Year Ended
                                                                 -----------------------------------------------
                                                                 September 28,    September 29,    September 30,
                                                                     2002             2001             2000
                                                                   --------         --------         --------

Net sales                                                          $ 15,237         $ 21,732         $ 29,001
Cost of sales                                                         9,750           14,177           18,984
                                                                   --------         --------         --------
Gross margin                                                          5,487            7,555           10,017
                                                                   --------         --------         --------
Operating expenses:
   Sales and marketing                                                3,873            5,040            5,744
   Research and development                                           2,552            2,756            3,042
   General and administrative                                         1,281            1,846            1,748
                                                                   --------         --------         --------
     Total operating expenses                                         7,706            9,642           10,534
                                                                   --------         --------         --------
Loss from operations                                                 (2,219)          (2,087)            (517)
Interest and other income (expense), net                                 11              228              192
                                                                   --------         --------         --------
Net loss                                                           $ (2,208)        $ (1,859)        $   (325)
                                                                   ========         ========         ========

Basic net loss per share                                           $  (0.22)        $  (0.19)         $(0,03)
                                                                   ========         ========         ========
Diluted net loss per share                                         $  (0.22)        $  (0.19)        $  (0.03)
                                                                   ========         ========         ========

Weighted average common shares and equivalents outstanding:
   Basic                                                             10,024            9,948            9,620
                                                                   ========         ========         ========
   Diluted                                                           10,024            9,948            9,620
                                                                   ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY- AS RESTATED
                      (In thousands, except share amounts)

                                     Common Stock            Additional
                               -----------------------         Paid-in     Treasury     Accumulated
                                 Shares          Amount        Capital       Stock         Deficit          Total
                               ---------        -------        -------     -------        --------         -------
Balances as of
    October 2, 1999            9,301,272        $     9        $26,873     $  (117)       $(19,957)        $ 6,808
Common stock issued under
   stock plans                   111,191             --            (13)        117              --             104
Issuance of common stock
   in private placement          500,000              1          1,500          --              --           1,501
Net loss                              --             --             --          --            (325)           (325)
Balances as of
   September 30, 2000          9,912,463        $    10        $28,360                    $(20,282)        $ 8,088
Common stock issued under
   stock plans                    90,718                            42                          --              42
Net loss                                                                                    (1,859)         (1,859)
                              ----------        -------        -------      ------        --------         -------
Balances as of
   September 29, 2001         10,003,181             10         28,402                     (22,141)          6,271
Common stock issued under
   stock plans                    62,839                            10                          --              10
Net loss                                                                                    (2,208)         (2,208)
                              ----------        -------        -------                    --------         -------
Balances as of
   September 28, 2002         10,066,020        $    10        $28,412          --        $(24,349)        $ 4,073
                              ==========        =======        =======                    ========         =======

   The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                     STATEMENTS OF CASH FLOWS - AS RESTATED
                                 (In thousands)

                                                                                  Year Ended
                                                                  ---------------------------------------------
                                                                  September 28,   September 29,   September 30,
                                                                      2002            2001            2000
                                                                    -------         -------         -------
Cash flows from operating activities:
   Net loss                                                         $(2,208)        $(1,859)        $  (325)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     88             184             401
       Provision for doubtful accounts receivable                       939           1,010           2,391
   Changes in operating assets and liabilities:
       Accounts receivable                                             (651)            696            (597)
       Inventory                                                        333             627             (20)
       Prepaid expenses and other current assets                        259             123               6
       Accounts payable                                                (171)         (1,178)         (1,084)
       Accrued expenses and other                                      (313)           (646)           (253)
       Payable to stockholder                                            (8)           (322)           (601)
                                                                    -------         -------         -------
         Net cash used in operating activities                       (1,732)         (1,365)            (82)
                                                                    -------         -------         -------

Cash flows from investing activities:
   Purchases of property and equipment                                  (61)            (40)             51
   Other                                                                 --              (5)             51
                                                                    -------         -------         -------
         Net cash provided by (used in) investing activities            (61)            (45)            102
                                                                    -------         -------         -------

Cash flows from financing activities:
   Issuance of common stock                                              10              42           1,605
                                                                    -------         -------         -------
         Net cash provided by (used in) financing activities             10              42           1,605
                                                                    -------         -------         -------

Net increase (decrease) in cash and cash equivalents                 (1,783)         (1,368)          1,625
Cash and cash equivalent at beginning of year                         5,065           6,433           4,808
Cash and cash equivalent at end of year                             $ 3,282         $ 5,065         $ 6,433
                                                                    =======         =======         =======

   The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - AS RESTATED


Throughout these notes to the restated financial statements, all referenced amounts reflect the balances and amounts on a restated basis, as described in
Note 2.

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

In fiscal years 2002 and 2001, the Company incurred substantial losses and negative cash flows from operations and as of September 28, 2002, the Company had an accumulated deficit of $24.3 million. For the year ended September 28, 2002, the Company recorded a loss from operations of $2.2 million and cash used in operating activities was $1.7 million.

At September 28, 2002, the Company had cash, cash equivalents and short-term investments of $3.3 million compared to $5.1 million at September 29, 2001, which represents a 35% decline. Working capital was $3.8 million at September 28, 2002, compared to $6.0 million at September 29, 2001. As of December 31, 2002, the Company had renewed its line of credit for $2.0 million, which expired on November 30, 2003.

On September 30, 1999, the Company's stock ceased to be traded on the NASDAQ National Market System and was moved to the Over-The Counter (OTC) Bulletin Board. Accordingly, the Company's access to further equity financing could be affected adversely by the level of the Company's share price and the Company's listing status.

Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal 2004.

The Company is currently pursuing additional equity financing and renewal of its line of credit agreement that expired November 30, 2003. The Company is also considering other corporate transactions as a means of providing additional financing. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management estimates and assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting prinicples (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies and tax assets and tax liabilities, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Revenue recognition

Revenue from product sales to customers is recognized, including freight charges, when a definite arrangement exists, the product has been shipped to the customer and title has transferred, acceptance terms, if any, have been fulfilled, no significant contractual obligations remain outstanding, the price is fixed or determinable, and collection is considered probable. Reserves are provided for estimated returns at the time the related revenue is recorded. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides accruals for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory cost basis are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases.

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

Segment information

In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separate reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                2002         2001        2000
                                ----         ----        ----
         United States            80%          76%         77 %
         Europe                   14           14          15
         Other                     6           10           8
                                 ---          ---         ---
                                 100 %        100 %       100 %
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

Financial Accounting Standards Board Interpretation No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ( FIN 45 ), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company s product warranty liability.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of this consensus to have a significant effect on the Company's results of operations or financial position

FASB  Interpretation  No. 46,  Consolidation of Variable  Interest Entities (FIN
46), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. In December 2003, the FASB further deferred the effective date of FIN 46 to the end of the first interim or annual reporting period ending after March 15, 2004 for those non-special purpose entity arrangements created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its results of operations or financial position.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) was issued in April 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities . SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company s financial position, cash flows or results of operations.


NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During fiscal 1998 and 1999, the Company reported reserves offsetting accounts receivable for customers' product returns (stock rotation), price protection and other customer sales price rebates, as well as accruals for market development funds and other related obligations due its reseller customers that were relatively large related to its recent sales activities with those customers. The appropriate determination of the estimated amount of such reserves and accruals under generally accepted accounting principles requires the exercise of significant judgment.

As a result of an investigation undertaken by the Company in 2003, it has been determined that a portion of such reserves and accruals were overstated at October 2, 1999 and in earlier periods and were also misstated in periods subsequent to October 2, 1999 as the result of errors in applying the Company's accounting policies for measuring the estimated balances of those period-end reserves and accruals in accordance with generally accepted accounting principles. Those errors arose, in part, as a result of the Company not fully considering the effect of the year-to-year sequential declines in net sales that the Company experienced beginning in fiscal 1998 on the estimated period-end reserve and accrual balances. The investigation also revealed that the Company inappropriately reversed portions of prior period overstatements in subsequent periods resulting in overstatements of revenue and/or understatements of operating expenses. In addition to its investigation of sales and customer-related reserves and accruals, the scope of the Company's investigation also included a review of its reported obligations for warranty and certain other accruals which resulted in adjustments to such balances for the same reasons as those described above.

As a result of the Company's investigation, the accompanying balance sheets as of September 28, 2002 and September 29, 2001, and the results of operations and cash flows for each of the three fiscal years in the period ended September 28, 2002 have been restated from those previously issued. In addition, the balance reported for the accumulated deficit as of October 2, 1999 has been restated.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying financial statements (in thousands, except for per share amounts):

                                            September 28, 2002             September 29, 2001              September 30, 2000
                                        --------------------------      ------------------------       --------------------------
                                            As                              As                             As
                                        previously                      previously                     previously
                                         reported      As restated       reported    As restated        reported      As restated
                                        ----------     -----------      ----------   -----------       ----------     -----------
Statement of Operations:
  Net Sales                               15,218          15,237          22,074          21,732          29,280          29,001
  Total operating expenses                 7,670           7,706           9,117           9,642          10,525          10,534
                                         -------         -------         -------         -------         -------         -------
  Net income (loss)                       (2,149)         (2,208)           (949)         (1,859)            392            (325)
  Basic income (loss) per share
                                           (0.21)          (0.22)          (0.10)          (0.19)           0.04           (0.03
  Diluted income (loss) per share
                                           (0.21)          (0.22)          (0.10)          (0.19)           0.04           (0.03)
Balance Sheet:
  Cash and cash equivalents                3,282           3,282           5,065           5,065           6,433           6,433
  Accounts receivable                      1,558           2,821           1,764           3,109           3,233           4,815
  Inventory                                1,515           1,515           1,848           1,848           2,605           2,475
  Prepaid expenses and other
current assets                               141             141             400             400             523             523
                                         -------         -------         -------         -------         -------         -------
  Total current assets                     6,496           7,759           9,077          10,422          12,794          14,246
Property and equipment, net                   90              90             117             117             261             261
Other assets                                 172             172             172             172             167             167
Total assets                               6,758           8,021           9,366          10,711          13,222          14,674
                                         -------         -------         -------         -------         -------         -------
   Accounts payable                        2,291           2,016           2,469           2,187           3,776           3,365
  Accrued expenses                         3,834           1,932           4,117           2,245           5,437           2,891
  Payable to stockholder                      --              --               8               8             330             330
Total current liabilities                  6,125           3,948           6,594           4,440           9,543           6,586
Stockholders equity
  Additional paid-in capital              28,422          28,422          28,412          28,412          28,370          28,370
  Accumulated deficit                    (27,789)        (24,349)        (25,640)        (22,141)        (24,691)        (20,282)
                                         -------         -------         -------         -------         -------         -------
Total stockholders equity                    633           4,073           2,772           6,271           3,679           8,088
                                         -------         -------         -------         -------         -------         -------
Total liabilities and
stockholders equity                        6,758           8,021           9,366          10,711          13,222          14,674

The restatement adjustments did not impact total cash flows associated with operating activities, investing activities or financing activities for any of the three fiscal years in the period ended September 30, 2002.

The accumulated deficit at October 2, 1999 reported in the Statement of Stockholders' Equity has been restated to $19,957,000 from the amount previously reported of $25,083,000, or a reduction of $5,126,000 to reflect the cumulative effect at that date of restating for the same matters as those discussed above. Such restatement had the corresponding effect of increasing accounts receivable by $2,195,000, and decreasing accounts payable by $578,000 and accrued expenses by $2,561,000, all at October 2, 1999.

References to the amounts that have been restated that appear elsewhere in these footnotes have been restated to report the revised amounts.

Note 3.       Basic and Diluted Net Income (Loss) Per Share - As Restated


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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):

                                                         2002             2001             2000
                                                       --------         --------         --------
                                                     (As restated)    (As restated)    (As restated)

Net loss                                               $ (2,208)        $ (1,859)        $   (325)
                                                       ========         ========         ========

Weighted average common stock outstanding (basic)        10,024            9,948            9,620
Dilutive effect of options                                   --               --               --
                                                       --------         --------         --------
Weighted average common stock outstanding (diluted)      10,024            9,948            9,620
                                                       ========         ========         ========
Net loss per share:
     Basic                                             $  (0.22)        $  (0.19)        $  (0.03)
                                                       ========         ========         ========
     Diluted                                           $  (0.22)        $  (0.19)        $  (0.03)
                                                       ========         ========         ========

Diluted net loss per share for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, exclude all dilutive potential common shares as their effect is antidilutive. At September 28, 2002, September 29, 2001 and September 30, 2000, 1,719,520, 1,613,058 and 1,576,971 outstanding options, respectively, were excluded since their effect was antidilutive.


Note 4.       Balance Sheet Components - As Restated
                                                2002            2001
                                              -------         -------
                                                  (in thousands)
Inventory:
     Raw materials and component parts        $   193         $   154
Work-in-process                                    54             130
     Finished goods                             1,268           1,564
                                              -------         -------
                                              $ 1,515         $ 1,848
                                              =======         =======
Property and equipment (1):
     Computers and R&D equipment              $ 2,205         $ 6,221
     Furniture and Fixtures                       508           1,494
                                              -------         -------
                                                2,713           7,715
     Accumulated depreciation                  (2,623)         (7,598)
                                              -------         -------
                                              $    90         $   117
                                              =======         =======
Accrued expenses:
     Payroll-related expenses                 $   574         $   406
     Sales promotion expenses                     314             724
     Legal and professional fees                  373             406
     Warranty                                     430             470
     Other                                        241             239
                                              -------         -------
                                              $ 1,932         $ 2,245
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


Note 6.       Income Taxes - As Restated

There was no provision for income taxes made in fiscal years 2002, 2001, or 2000.

Deferred tax assets, net, comprise the following at September 28, 2002 and September 29, 2001 (in thousands):

                                                   2002               2001
                                                ---------          ----------
Deferred tax assets :
     Net operating losses                       $   5,141          $    3,941
     Research and development credits               2,942               2,633
     Inventory-related reserves                     2,370               2,456
     Receivable and sales-related reserves            687                 908
     Compensation accruals                            100                  49
     Depreciation                                     103                 202
     Other reserves and accruals                       91                 225
         Total deferred tax assets                 11,434              10,414
         Valuation allowance                      (11,434)            (10,414)
                                                ---------          ----------
                                                $      --          $       --
                                                =========          ==========

The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance was provided as of September 28, 2002 and September 29, 2001.

At September 28, 2002, the Company had federal and state net operating loss carryforwards of approximately $13.7 million and $9.5 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003. In addition, as of September 28, 2002, the Company had approximately $1.8 million and approximately $1.2 million of federal and state research and development credits, respectively. The federal tax credits will expire beginning in 2012 if not utilized. The state tax credits may be carried forward until utilized.

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

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes for the recorded provisions follows (in thousands):

                                             2002        2001       2000
                                           -------     -------     ------
Tax (benefit) at U.S. statutory rate       $  (751)    $  (632)    $ (111)
State taxes, net of federal benefits          (106)        (90)       (16)
Other                                         (192)          6          8
Valuation allowance                          1,049         716        119
                                           -------     -------     ------
                                           $    --     $    --     $   --
                                           =======     =======     ======

Note 7.       Stockholders' Equity - As Restated

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

Activity under the 1990 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Stock Option Plan, Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:

                                      2002                         2001                           2000
                             ----------------------        ---------------------        -----------------------
                                           Weighted                     Weighted                       Weighted
                               Number       Average          Number      Average         Number         Average
                                 of        Price per           of       Price per          of          Price per
                               Shares        Share           Shares       Share           Shares         Share
                             ---------       -----         ---------      -----         ---------        ------
Beginning Balance            1,613,058       $1.82         1,576,971      $1.91         1,762,512        $2.03
Granted                        230,726       $0.17           125,500      $0.81           257,866        $1.48
Exercised                           --          --            (2,516)     $0.87           (29,643)       $0.94
Canceled                      (124,264)      $2.22           (86,897)     $1.74          (413,764)       $2.24
                              --------                       -------                     --------
Ending Balance               1,719,520       $1.58         1,613,058      $1.82         1,576,971        $1.91
                             =========       =====         =========      =====         =========        =====

The following table summarizes information about stock options outstanding at September 28, 2002:

                                          Options Outstanding                  Options Exercisable
                             -----------------------------------------      -------------------------
                                                Weighted
                                                 Average      Weighted                      Weighted
                                                Remaining      Average                       Average
             Range of           Number         Contractual    Exercise        Number        Exercise
          Exercise Prices    Outstanding      Life in Years     Price       Exercisable       Price
      -----------------      -----------      -------------   --------      -----------     ---------
      $0.1200 - $0.2800         228,259           9.21          $0.20          30,223         $0.24
      $0.3000 - $0.8125          59,275           8.34          $0.78          27,550         $0.76
      $0.8750 - $0.8750         226,100           6.83          $0.88         195,994         $0.88
      $0.9000 - $1.000           91,700           7.17          $0.94          68,993         $0.94
      $1.0320 - $1.0320         600,000           6.84          $1.03         549,999         $1.03
      $1.6250 - $2.3443         174,137           6.97          $1.92         124,214         $1.92
      $2.3750 - $4.0000         188,024           4.72          $2.63         181,248         $2.64
      $4.2500 - $6.5000         105,825           3.38          $5.21         105,825         $5.21
      $6.8750 - $6.8750           6,200           4.07          $6.88           6,200         $6.88
      $7.5000 - $7.5000          40,000           0.95          $7.50          40,000         $7.50

      $0.1200 - $7.5000       1,719,520           6.65          $1.58       1,330,246         $1.84
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

If compensation expense under these plans had been recorded in the Company's financial statements pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 2002, 2001, and 2000 would have been as follows (in thousands, except per share amounts):

                                  2002                2001           2000
                             -------------       -------------   -------------
                             (As restated)       (As restated)   (As restated)
Net loss:
     As reported             $    (2,208)        $    (1,859)    $       (325)
     Pro forma               $    (2,397)        $    (2,084)    $       (674)

Net loss per share
     As reported
         Basic               $     (0.22)        $     (0.19)    $      (0.03)
         Diluted             $     (0.22)        $     (0.19)    $      (0.03)
     Pro forma
         Basic               $     (0.24)        $     (0.21)    $      (0.07)
         Diluted             $     (0.24)        $     (0.21)    $      (0.07)

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

             Year
             2003                            989
             2004                            909
                                         -------
                                         $ 1,898
                                         =======

As of September 28, 2002, none of the Company's existing facilities are being subleased.

As of September 28, 2002, the Company had available a $3.0 million revolving line of credit under an agreement with a bank which expired on November 30, 2002. As of September 28, 2002, the Company was in compliance with the financial covenants. The Company renewed its line of credit on December 31, 2002. The renewed line provided for borrowings of up to $2 million with such borrowings secured by the Company's inventory, equipment and accounts receivable and bearing interest at the bank's prime rate plus 2.00% with a minimum interest rate of 6.25%. The renewed line of credit expired on November 30, 2003. The Company's ability to borrow under this line was subject to compliance with certain financial covenants related to financial performance and condition, as well as the amount of eligible receivables. Further, the amount of borrowings available under the line was limited based on eligible accounts receivable at any point in time. As of September 28, 2002, the amount of borrowings available under the line was $0.9 million.

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

Note 10.      Subsequent Events (Unaudited)

On June 13, 2003, the Company entered into an Agreement and Plan of Merger with Oblique, Inc. ("Oblique") (the "Merger Agreement"), pursuant to which Asante would be merged with and into Oblique, with Oblique being the surviving corporation (the "Merger"). The Merger Agreement provided for a cash payment at closing of up to $0.45 per share plus up to approximately $0.05 per share to be distributed no later than March 31, 2004, subject to certain indemnification obligations. Taken together these per share payments represented a total acquisition price for all of the outstanding shares of Asante common stock of up to approximately $5.1 million. The Merger was conditioned upon, among other things, approval by holders of Asante common stock. The Merger Agreement provided for termination by Asante without any liability on the part of the Company in the event Asante were to receive a written superior offer.

On September 13, 2003, the Company terminated its Merger Agreement with Oblique, Inc. and entered into a binding Letter of Intent with Acorn Campus, a venture capital company. Pursuant to the binding Letter of Intent, Acorn Campus was to acquire all of the outstanding shares of Asante common stock and any shares of common stock underlying any outstanding stock options for approximately $5.4 million in cash. The Company believed the offer by Acorn Campus was superior to the offer from Oblique, and contained proven financing. However, without apparent cause or reason, Acorn Campus sent a letter to Management on November 18, 2003, informing the Company of its intent to withdraw its offer. Management is reviewing its alternatives, including pursuing legal action against Acorn Campus for breach of contract.

Unaudited Quarterly Results of Operations (in thousands except net income (loss) per share):

For a description of the restatement items and the effect on annual periods for 2002 and 2001, which also affect the unaudited quarterly data, see Note 2, Restatement of Previously Issued Financial Statements, to the restated financial statements.

Fiscal 2002                                                                        Quarter Ended
-------------------------------------------------------------------------------------------------
                                              December 30    March 30      June 29   September 28
Net sales                                        $ 3,959      $ 3,904      $ 4,002      $ 3,371
Gross profit                                     $ 1,317      $ 1,452      $ 1,426      $ 1,293
Net income (loss)                                $(1,126)     $  (627)     $  (413)     $   (42)
Net income (loss) per diluted share              $ (0.11)     $ (0.06)     $ (0.04)     $ (0.00)

Fiscal 2001                                                                         Quarter Ended
-------------------------------------------------------------------------------------------------
                                              December 31    March 31      June 30    September 29
Net sales                                        $ 7,398      $ 5,059      $ 4,462      $ 4,814
Gross profit                                     $ 2,062      $ 1,639      $ 1,955      $ 1,898
Net income (loss)                                $  (245)     $  (715)     $  (798)     $  (101)
Net income (loss) per diluted share              $ (0.02)     $ (0.07)     $ (0.08)     $ (0.01)

        The following are reconciliations of our quarterly operating results from unaudited financial information previously filed to this restated financial information (in thousands, except per share data):


                      Three Months Ended December 30, 2001
--------------------------------------------------------------------------------
                                           As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                               $    3,859    $      100        $3,959
Gross profit                                1,310             7         1,317
Net income (loss)                            (756)         (370)       (1,126)
Basic net income (loss) per share      $    (0.08)                   $  (0.11)
Diluted net income (loss) per share    $    (0.08)                   $  (0.11)

                        Three Months Ended March 30, 2002
--------------------------------------------------------------------------------
                                           As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 3,955       $   (51)      $ 3,904
Gross profit                               1,437            15         1,452
Net income (loss)                           (466)         (161)         (627)
Basic net income (loss) per share        $ (0.05)                    $ (0.06)
Diluted net income (loss) per share      $ (0.05)                    $ (0.06)


                        Three Months Ended June 29, 2002
--------------------------------------------------------------------------------

                                           As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 4,052       $   (50)      $ 4,002
Gross profit                               1,427            (1)        1,426
Net income (loss)                           (493)           80          (413)
Basic net income (loss) per share        $ (0.05)                    $ (0.04)
Diluted net income (loss) per share      $ (0.05)                    $ (0.04)


                      Three Months Ended September 28, 2002

                                           As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 3,352       $    19       $ 3,371
Gross profit                               1,336           (43)        1,293
Net income (loss)                           (434)          392           (42)
Basic net income (loss) per share        $ (0.04)                    $ (0.00)
Diluted net income (loss) per share      $ (0.04)                    $ (0.00)


                      Three Months Ended December 31, 2000


                                            As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 6,952      $   446       $ 7,398
Gross profit                               2,530         (468)        2,062
Net income (loss)                            232         (477)         (245)
Basic net income (loss) per share        $  0.02                    $ (0.02)
Diluted net income (loss) per share      $  0.02                    $ (0.02)


                        Three Months Ended March 31, 2001

                                           As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 5,016       $    43       $ 5,059
Gross profit                               1,801          (162)        1,639
Net income (loss)                           (498)         (217)         (715)
Basic net income (loss) per share        $ (0.05)                    $ (0.07)
Diluted net income (loss) per share      $ (0.05)                    $ (0.07)

                        Three Months Ended June 30, 2001

                                            As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 4,919       $  (457)      $ 4,462
Gross profit                               1,698           257         1,955
Net income (loss)                           (557)         (241)         (798)
Basic net income (loss) per share        $ (0.06)                    $ (0.08)
Diluted net income (loss) per share      $ (0.06)                    $ (0.08)


                      Three Months Ended September 29, 2001

                                            As
                                       Previously                       As
                                        Reported     Adjustments     Restated
                                       ----------    -----------     --------
Revenues                                 $ 5,187       $  (373)      $ 4,814
Gross profit                               1,911           (13)        1,898
Net income (loss)                           (126)           25          (101)
Basic net income (loss) per share        $ (0.01)           --       $ (0.01)
Diluted net income (loss) per share      $ (0.01)           --       $ (0.01)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K/A, the information required by this Item concerning the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 28, 2002.

The information required by this Item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section titled "Executive Officers of the Company" at the end of Part I of this Form 10-K/A.

Information  with respect to Directors  and Officers of the Company  required by
Item 405 of Regulation S-K is incorporated herein by reference from information set forth under the caption "Filing of Reports by Directors and Officers" in the Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K/A, the information required by this Item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K/A, the information required by this Item is incorporated by reference to the information contained in the section captioned "Security Ownership" in the Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K/A, the information required by this Item is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as modified by the changes discussed in subparagraph (b) below, are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes to internal controls over financial reporting. During fiscal years 1998 and 1999, the Company reported reserves offsetting accounts receivable for customers' product returns, price protection and other customer sales price rebates, as well as accruals for market development funds and other related obligations due to reseller customers that were relatively large compared to the sales activities with those customers. The Company undertook an investigation of this issue in 2003 and determined that a portion of such reserves and accruals were overstated at October 2, 1999 and in earlier periods and were misstated in periods subsequent to October 2, 1999. As a result of the foregoing, the Company has restated its financial statements for each of the three fiscal years in the period ended September 28, 2002.

         In connection with their audits of the restatement of previously issued financial statements, the Company's prior independent auditors identified a "material weakness" (as defined under standards established by the AICPA) relating to the Company's initial recording and management's review and oversight of certain accounting estimates. In response to the above and the Company's investigation, the Company, under the direction of the Audit Committee, has directed management to dedicate resources and take steps to strengthen control processes and procedures in order to identify and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements.




ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements - See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K/A.

         (2) Financial Statement Schedule - See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K/A. (3) Exhibits - See Exhibit Index at page 51 of this Form 10-K/A.

         (b) The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 28, 2002.

         (c)      See Exhibit Index at page 51 of this Form 10-K/A.

         (d) See Index to Financial Statements and Financial Statement Schedule at page 27 of this Form 10-K/A.

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

         10.14    Extension of Sublease Agreement dated June 10, 1997.(2)

         10.15    Distribution   Agreement  dated  September  30,  1992  between
                  Registrant and MicroWarehouse.(4)

         23.1     Consent of Independent Auditors.

         31.1     Certification   by  CEO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         31.2     Certification   by  CFO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002t.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 30, 2003

                                     ASANTE TECHNOLOGIES, INC.



                                     By:   /s/WILSON WONG
                                        ----------------------------------------
                                           Wilson Wong,
                                           President and Chief Executive Officer


                                     By:   /s/ ANTHONY CONTOS
                                        ----------------------------------------
                                           Anthony Contos
                                           Vice President of Finance and
                                           Administration, and Secretary

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilson Wong and Anthony Contos, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

       Signature                               Title                                     Dates
---------------------------   ---------------------------------------------        -------------------
/s/ WILSON WONG                President, and Chief Executive Officer               September 20, 2003
--------------------------     (Principal Executive Officer) and Director
     (Wilson Wong)


/s/ ANTHONY CONTOS             Vice President of Finance and Administration         September 20, 2003
--------------------------     (Principal Finance and Accounting Officer)
     (Anthony Contos)


/s/ MICHAEL KAUFMAN            (Director)                                           September 20, 2003
--------------------------
     (Michael Kaufman)


/s/ EDMOND TSENG               (Director)                                           September 20, 2003
--------------------------
     (Edmond Tseng)


/s/ JEFF YUAN KAI LIN          (Director)                                           September 20, 2003
--------------------------
     (Jeff Yuan Kai Lin)

SCHEDULE II

                            ASANTE TECHNOLOGIES, INC.

   VALUATION AND QUALIFYING ACCOUNTS - AS PREVIOUSLY REPORTED AND AS RESTATED
                                 (In thousands)

                                                                    Additions
                                                      Balance at    Charged to                      Balance at
                                                      Beginning     Costs and                         End of
Description                                           of Period      Expenses       Deductions        Period
------------------------------------------------       -------        -------        --------        --------
Year ended September 30, 2000:
     Allowance for doubtful accounts,
       price protection and distributor rebates
       Previously reported                             $ 4,607        $   805        $(2,327)          3,085
       Restated (1)                                    $ 2,630        $ 2,124        $(2,711)        $ 2,043

     Allowance for sales returns
        Previously reported                              1,164            267           (323)          1,108
        Restated (1)                                       946            267           (645)            568
                                                       -------        -------        -------         -------
       Previously reported                             $ 5,771        $ 1,072        $(2,650)        $ 4,193
       Restated (1)                                    $ 3,576        $ 2,391        $(3,356)        $ 2,611
                ==                                     =======        =======        =======         =======

Year ended September 29, 2001:
     Allowance for doubtful accounts,
       price protection and distributor rebates
       Previously reported                             $ 3,085        $   529        $(1,147)        $ 2,467
       Restated (1)                                    $ 2,043        $   974        $(1,111)        $ 1,906

     Allowance for sales returns
           Previously reported                           1,108             36            (39)          1,105
          Restated (1)                                     568             36           (172)            432
                                                       -------        -------        -------         -------
          Previously reported                          $ 4,193        $   565        $(1,186)        $ 3,572
          Restated (1)                                 $ 2,611        $ 1,010        $(1,283)        $ 2,338
                                                       =======        =======        =======         =======

     Allowance for doubtful accounts,
       price protection and distributor rebates
       Previously reported                             $ 2,467        $   861        $(1,364)        $ 1,964
       Restated (1)                                    $ 1,906        $   864        $(1,334)        $ 1,436

Year ended September 28, 2002:
     Allowance for sales returns
        Previously reported                              1,105             75           (111)          1,069
        Restated (1)                                       432             75           (173)            334

       Previously reported                               3,572            936         (1,475)          3,033
       Restated (1)                                    $ 2,338        $   939        $(1,507)        $ 1,770

(1) As a result of an investigation undertaken by the Company in 2003, the Company has determined that a portion of the reserves for price protection, rebates and sales returns were overstated at October 2, 1999 and were also misstated in periods subsequent to October 2, 1999 as the result of errors in applying the Company's accounting policies for measuring the estimated balances of those period-end reserves in accordance with generally accepted accounting principles. See Note 2, Restatement of Previously Issued Financial Statements, in the notes to the financial statements for further information relating to the restatement.