Form 10-Q
period 2003-06-28
ASANTE TECHNOLOGIES INC
filed 2004-01-28
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes   X                        No

As of January 21, 2004 there were 10,149,521 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



PART I.         FINANCIAL INFORMATION                                  PAGE NO.


Item 1:         Financial Statements:

       Unaudited Condensed Balance Sheets -
                June 28, 2003 and September 28, 2002                         3

       Unaudited Condensed Statements of Operations - Three and
                nine months ended June 28, 2003 and June 29, 2002            4

       Unaudited Condensed Statements of Cash Flows -
                Nine months ended June 28, 2003 and
                June 29, 2002                                                5

       Notes to Unaudited Condensed Financial Statements                     6

Item 2:         Management's Discussion and Analysis of
                Financial Condition and Results of Operations               13

Item 3:         Quantitative and Qualitative Disclosures  About
                Market Risk                                                 21

Item 4:         Controls and Procedures                                     21

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                           22

Item 5:         Other Information                                           22

Item 6:         Exhibits and Reports on Form 8-K                            22

                Signature                                                   24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)

                                                       June 28,    September 28,
                                                                      2002
                                                         2003       (Restated)
                                                       --------      --------
Assets

Current assets:
     Cash and cash equivalents                         $  1,423      $  3,282
     Accounts receivable, net                             2,011         2,821
     Inventory                                            1,821         1,515
     Prepaid expenses and other current assets               58           141
                                                       --------      --------

               Total current assets                       5,313         7,759

Property and equipment, net                                  62            90
Other assets                                                171           172
                                                       --------      --------

               Total assets                            $  5,546      $  8,021
                                                       ========      ========


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                  $  1,320      $  2,016
     Accrued expenses                                     1,785         1,932

     Payable to stockholder                                  33          --
                                                       --------      --------
               Total current liabilities                  3,138         3,948
                                                       --------      --------


Stockholders' equity
     Common stock                                        28,423        28,422
     Accumulated deficit                                (26,015)      (24,349)
                                                       --------      --------

               Total stockholders' equity                 2,408         4,073
                                                       --------      --------

Total liabilities and stockholders' equity             $  5,546      $  8,021
                                                       ========      ========

                                       3

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data

                                                                                     Three months ended         Nine months ended
                                                                                    ---------------------     ---------------------
                                                                                    June 28,     June 29,     June 28,     June 29,
                                                                                                   2002                      2002
                                                                                      2003      (Restated)      2003      (Restated)
                                                                                    --------     --------     --------     --------
Net sales                                                                           $  2,677     $  4,002     $  9,075     $ 11,865
Cost of sales                                                                          1,767        2,626        5,721        7,671
                                                                                    --------     --------     --------     --------

     Gross profit                                                                        910        1,376        3,354        4,194
                                                                                    --------     --------     --------     --------

Operating expenses:
     Sales and marketing                                                                 571          873        2,447        3,430
     Research and development                                                            570          634        1,623        1,953
     General and administrative                                                          352          287          890          992
                                                                                    --------     --------     --------     --------

Total operating expenses                                                               1,493        1,794        4,960        6,375
                                                                                    --------     --------     --------     --------

Loss from operations                                                                    (583)        (418)      (1,606)      (2,181)

Interest and other income (expense), net                                                 (17)           5          (58)          15
                                                                                    --------     --------     --------     --------

Loss before income taxes                                                                (600)        (413)      (1,664)      (2,166)

Provision for income taxes                                                              --           --           --           --
                                                                                    --------     --------     --------     --------

Net loss                                                                            $   (600)    $   (413)    $ (1,664)    $ (2,166)
                                                                                    ========     ========     ========     ========


Basic and diluted net loss per share                                                $  (0.06)    $  (0.04)    $  (0.17)    $  (0.22)
                                                                                    ========     ========     ========     ========

Shares used in per share calculation:

              Basic and diluted                                                       10,097       10,024       10,083       10,015
                                                                                    ========     ========     ========     ========

                                       4

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                           Nine months ended
                                                            June 28,  June 29,
                                                             2003       2002
                                                                     (Restated)
                                                           -------    -------
Cash flows from operating activities:
       Net loss                                            $(1,664)   $(2,166)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                        45         72
           Provision for doubtful accounts receivable          (32)       (58)
       Changes in operating assets and liabilities:
           Accounts receivable                                 842        728
           Inventory                                          (306)       267
           Prepaid expenses and other current assets            83        167
           Accounts payable                                   (696)      (504)
           Accrued expenses                                   (147)      (181)
           Payable to stockholder                               33        105

Net cash used in operating activities                       (1,842)    (1,570)

Cash flows from investing activities:

       Purchases of property and equipment                     (17)       (60)
       Other assets                                             (1)         0

Net cash used by investing activities                          (18)       (60)

Cash flows from financing activities:
       Issuance of common stock                                  1          5

Net cash provided by financing activities                        1          5

Net decrease in cash and cash equivalents                   (1,859)    (1,625)
Cash and cash equivalents, beginning of period               3,282      5,065

Cash and cash equivalents, end of period                   $ 1,423    $ 3,440

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1. Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 28, 2002, included in the Company's restated 2002 Annual Report on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                                             Three Months Ended               Nine Months Ended
                                                                           ----------------------         -------------------------
                                                                          June 28,       June 29,         June 28,         June 29,
                                                                            2003           2002             2003             2002
                                                                           ------         -------         --------         --------
Net loss                                                                   $ (600)        $  (413)        $ (1,664)        $ (2,166)
                                                                           ======         =======         ========         ========

Weighted average common stock outstanding (basic)                          10,097          10,024           10,083           10,015
Effect of dilutive warrants and options                                      --              --               --               --
                                                                           ------         -------         --------         --------
Weighted average common stock outstanding (diluted)                        10,097          10,024           10,083           10,015
                                                                           ======         =======         ========         ========

Net loss per share:
     Basic                                                                 $(0.06)        $ (0.04)        $  (0.17)        $  (0.22)
                                                                           ======         =======         ========         ========
     Diluted                                                               $(0.06)        $ (0.04)        $  (0.17)        $  (0.22)
                                                                           ======         =======         ========         ========

For the three months ended June 28, 2003, and June 29, 2002, options and warrants outstanding of 1,693,032 and 1,609,845, respectively, were excluded since their effect was antidilutive.

For the nine months ended June 28, 2003, and June 29, 2002, options and warrants outstanding of 1,670,619 and 1,534,843, respectively, were excluded since their effect was antidilutive.


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


Note 4. Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                     June 28,   September 28,
                                                      2003           2002
                                                     ------         ------
Raw materials and component parts                    $  146         $  193
Work-in-process                                          47             54
Finished goods                                        1,628          1,268
                                                     ------         ------
                                                     $1,821         $1,515
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

Changes in our warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheets, during the period are as follows (in thousands):

Balance as of September 28, 2002                                          $ 430
Provision for warranty liability for sales made during the
  nine month period ended June 28, 2003                                     229
Settlements made during the nine month period ended June 28, 2003          (229)
                                                                          -----

Balance as of June 28, 2003                                               $ 430
                                                                          -----


Note 6. Bank Borrowings

On December 31, 2002, the Company renewed its bank line of credit which provides for maximum borrowings of $2.0 million, and is limited to a certain percentage (65%) of eligible accounts receivable. As of December 27, 2003 $477,935 was available on this line-of-credit. No borrowings have been made under the line-of-credit agreement. The line of credit is available through November 2003 and is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. As of June 28, 2003, the Company was in compliance with the covenants under its line of credit agreement. The line-of-credit agreement was set to expire in November 2003. However, the parties entered into an Amendment to Loan Documents in which the line-of-credit term was extended to January 31, 2004 during which time the Company has been negotiating a renewal of its line-of-credit with the bank. As of January 20, 2004, the Company was in compliance with the covenants under its line-of-credit agreement extension.

Note 7. Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the three and nine month periods ended June 28, 2003 and June 29, 2002, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Note 8. Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

As of June 28, 2003, the Company was unaware of any asserted claims which would have a material impact on its business, or results of operations.


Note 9. Recently Issued Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

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

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial statements.


Note 10. Segment Information

The Company has determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first nine months of each fiscal year are as follows:

                                                          2003              2002
                                                          ----              ----
United States                                              80%               81%
Europe                                                     13%               13%
Other                                                       7%                6%

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

                                                                    Three Months Ended                   Nine Months Ended
                                                                ---------------------------         ----------------------------
                                                                June 28,          June 29,           June 28,          June 29,
(In thousands, except per share data)                             2003              2002               2003              2002
                                                                --------         ----------         ----------         ---------
Net loss as reported                                            $   (600)        $     (413)        $   (1,664)        $  (2,166)
                                                                --------         ----------         ----------         ---------
Employee stock-based compensation expense
 determined under the fair value method                         $     14         $       49         $       72         $     148
                                                                --------         ----------         ----------         ---------

         Pro forma net loss                                     $   (614)        $     (462)        $(1,736)$             (2,314)
                                                                                 ==========         ==========         =========

Net loss per share:
     As reported
         Basic                                                  $  (0.06)        $    (0.04)        $    (0.17)        $   (0.22)
                                                                ========         ==========         ==========         =========
         Diluted                                                $  (0.06)        $    (0.04)        $    (0.17)        $   (0.22)
                                                                ========         ==========         ==========         =========

     Pro forma
         Basic                                                  $  (0.06)        $    (0.05)        $    (0.17)        $   (0.23)
                                                                ========         ==========         ==========         =========
         Diluted                                                $  (0.06)        $    (0.05)        $    (0.17)        $   (0.23)
                                                                ========         ==========         ==========         =========


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

         Other Indemnifications

         As is customary in the Company's industry, the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products. In the Company's experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-Q for the three and nine months ended June 28, 2003, the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, and the Company's recently filed 10-K/A for the fiscal year ended September 28, 2002. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of fiscal 2003 were $2.7 million, a decrease of $1.3 million, or 32%, from net sales of $4.0 million for the third quarter of fiscal 2002. Sales of the Company's products continued to be negatively impacted by the ongoing economic slowdown affecting the industry, a reduction in revenues in the distribution channel due to several factors including, heavy competitive pressures negatively impacting selling prices of networking products, and to some extent, delayed spending in the education channel due to budget cuts causing a reduction in managed systems sales during the quarter. Management anticipates that revenues of the Company's managed systems and Gigabit products will improve compared to the third quarter, while sales of adapters will remain flat, or decrease somewhat due to lower selling prices and continued incorporation of Ethernet onto the motherboard of many newer computers.

Net sales for the first nine months of fiscal 2003 decreased by 24% to $9.1 million compared to $11.9 million for the first nine months of fiscal 2002. During the nine months ended June 28, 2003, the Company's sales levels were negatively impacted by the continued economic slow down affecting the industry. Additionally, the decrease in sales for the nine months ended June 28, 2003 compared to June 29, 2002 was due to several factors including sharp declines in selling prices due to heavy competitive pressures, a reduction of Mac specific networking adapters due to Apple's continued incorporation of Ethernet onto the motherboard of most of their newer computers, delays in educational purchasing due to budget reductions, and the reduction of sales to one of the Company's large customers in fiscal 2002.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 21% of net sales for the third quarter of fiscal 2003 and were approximately 20% for the first nine months of fiscal 2003. These percentages compare to 15% and 19% for the third quarter and first nine months of fiscal 2002, respectively. The slight decrease in international sales in percentage terms for the first nine months of fiscal 2003 as compared to fiscal 2002 was due in part to increased revenues of the Company's products in Canada during the quarter.

Cost of Sales and Gross Profit

Cost of sales for the quarter ended June 28, 2003 decreased 33% to $1.8 million, compared to $2.6 million reported in the same quarter of fiscal 2002. The lower cost of sales was due primarily to reduced sales for the third quarter of fiscal 2003. Gross profit for the quarter ended June 28, 2003 declined 34% to $0.9 million compared to $1.4 million for the quarter ended June 29, 2002. The decrease in gross profit for the quarter is consistent with the decrease in net sales and cost of sales experienced during the most recently completed quarter.

For the first nine months of fiscal 2003, cost of sales have decreased 26% to $5.7 million compared to $7.7 million for the same period in fiscal 2002. Gross profits have declined 20% to $3.4 million for the first nine months of fiscal 2003, compared to $4.2 million of gross profit reported during the first nine months of fiscal 2002. The decrease in gross profit for the first nine months of fiscal 2003 is due primarily to a 24% decline in net sales.

The Company's gross profit as a percentage of net sales decreased slightly to 34.0% for the third quarter of fiscal 2003 as compared to 34.4% for the same period in fiscal 2002. This decrease was due primarily to competitive pricing pressures. The Company's gross profit as a percentage of net sales increased to 36.9% for the first nine months of fiscal 2003 as compared to 35.3% for the same period in fiscal 2002. The increase was due primarily to reduced reserves for inventory obsolescence.

Sales and Marketing

Sales and marketing expenses decreased by $300,000, or 35%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, and decreased by $1.0 million, or 29%, in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. As a percentage of sales, these expenses were 21.3% in the third quarter of fiscal 2003 and 27.0% in the first nine months of fiscal 2003, compared with 21.8% and 28.9% in the third quarter and first nine months of fiscal 2002, respectively. The lower sales and marketing expenditures were due primarily to decreases in personnel and related costs, tradeshow participation, and advertising related costs. The Company believes that sales and marketing expenses overall will remain approximately flat for the remainder of fiscal 2003.

Research and Development

Research and development expenses decreased by $64,000, or 10%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 and decreased by $300,000, or 17% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The decreases were due primarily to lower depreciation, prototype and personnel related costs. The Company expects that future spending on research and development will decrease slightly in absolute dollars for the remainder of fiscal 2003.

General and Administrative

General and administrative expenses increased by $65,000 in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 and decreased by $100,000, or 10%, in the first nine months of fiscal 2003 compared with the first nine months of fiscal 2002. As a percentage of net sales, these expenses were 13% for the third quarter of fiscal 2003, and 10% for the first nine months of fiscal 2003, as compared with 7% and 8% in the third quarter and first nine months of fiscal 2002, respectively. The increase during the third quarter of 2003 reflects costs and fees associated with the Company's negotiations of a potential acquisition. The Company expects that general and administrative spending will be reduced for the remainder of fiscal 2003, except for expenses associated with financing and related activities.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended June 28, 2003 and June 29, 2002, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Liquidity and Capital Resources

Net cash used in operating activities was $1.8 million for the nine months ended June 28, 2003, compared to cash used of $1.6 million for the nine months ended June 29, 2002. During the first nine months of fiscal 2003, the net cash used in operating activities resulted primarily from the Company's net loss, decreased payables of $700,000, and increased inventory of $300,000. These cash outflows were partially offset by net cash inflows from accounts receivable of $800,000.

Net cash used in investing activities and provided by financing activities for the nine months of fiscal 2003 and fiscal 2002 was insignificant.

In December 2002, the Company renewed its bank line of credit that provides for maximum borrowings of $2.0 million, and is limited to a certain percentage (65%) of eligible accounts receivable. As of December 27, 2003 $477,935 was available on this line-of-credit. The Company has not drawn on this line of credit. The line of credit is available through November 2003 and is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. As of June 28, 2003, the Company was in compliance with the covenants under its line of credit agreement. The line-of-credit agreement was set to expire in November 2003. However, the parties entered into an Amendment to Loan Documents in which the line-of-credit term was extended to January 31, 2004 during which time the Company has been negotiating a renewal of its line-of-credit with the bank. As of January 20, 2004, the Company was in compliance with the covenants under its line-of-credit agreement extension.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under this lease at June 28, 2003 are as follows (in thousands):

Three months ending September 27, 2003                                       248
Year ending October 2, 2004                                                  909
                                                                          ------
                                                                          $1,157
                                                                          ======

In the first nine months of fiscal 2003, and fiscal years 2002 and 2001, the Company incurred net losses and negative cash flows from operations and as of June 28, 2003, the Company had an accumulated deficit of $26 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2003. The Company anticipates that its existing cash and its ability to borrow under its line of credit will be sufficient to meet its working capital and operating expense requirements at least through the end of fiscal year 2003. However, the Company's inventories increased substantially in the second quarter and during the first month of the third quarter, which negatively impacted the Company's cash position.

During the third quarter, the Company implemented several cost savings measures aimed at reducing its cash usage rate, including a reduction in personnel and a change in independent accountants. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections or if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

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

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. As of June 28, 2003, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

As of June 28, 2003, the Company was unaware of any asserted claims which would have a material impact on its business or results of operations.


ITEM 5. OTHER INFORMATION

On June 13, 2003, the Company entered into an Agreement and Plan of Merger with Oblique, Inc. ("Oblique") (the "Merger Agreement"), pursuant to which the Company would merge with and into Oblique with Oblique being the surviving corporation (the "Merger"). The value of the Merger transaction is approximately $5,120,000, subject to certain performance requirements. Under the terms of the Merger Agreement, each existing stockholder of the Company could expect to receive a pro rata share of the Merger consideration of approximately $.50 in cash per share with approximately $.45 of such amount being paid at the closing with the remaining approximately $.05 per share being distributed by March 31, 2004, subject to certain indemnification obligations.

The transaction was approved by the Company's board of directors and is subject to stockholder approval. In conjunction with such stockholder approval, the Company filed a preliminary proxy statement with the SEC on July 18, 2003.

The Merger is subject to various conditions including the delivery of a fairness opinion by the Company's financial adviser and Oblique's delivery of proof of sufficient funds available to consummate the Merger.

As a result of the Merger, the Company's common stock would be delisted from the Nasdaq OTC Bulletin Board and the Company would discontinue its reporting obligations under the Securities Exchange Act of 1934.

Subsequent to the quarter being reported on herein, the Company terminated the Merger Agreement with Oblique.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

                  Exhibit 31.1 - CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF
                     THE SARBANES-OXLEY ACT OF 2002
                  Exhibit 31.2 - CERTIFICATION OF CFO PURSUANT TO SECTION 302 OF

                     THE SARBANES-OXLEY ACT OF 2002
                  Exhibit 32.1 - CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF
                     THE SARBANES-OXLEY ACT OF 2002
                  Exhibit 32.2 - CERTIFICATION OF CFO PURSUANT TO SECTION 906 OF
                     THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K:

                  (1) On May 8, 2003,  the Company filed a Form 8-K reporting an
Item 9 event regarding its announcement of unaudited financial results for the fiscal quarter ended March 29, 2003.

                  (2) On June 23, 2003, the Company filed a Form 8-K reporting an Item 5 event regarding the Company's entering into a Merger Agreement with Oblique, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 26, 2004         ASANTE TECHNOLOGIES, INC.
                                      (Registrant)

                                By: /s/ Wilson Wong
                                    --------------------------------
                                           Wilson Wong, President
                                (Authorized Officer and Chief Executive Officer)