Form 10-K
period 2003-09-27
ASANTE TECHNOLOGIES INC
filed 2004-03-09
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 27, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 12, 2004, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately $499,426. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Indicated by check mark whether the Registrant is an accelerated filler (as defined in Exchange Act Rule 12b-21). Yes____ No_X__

As of February 12, 2004, the Registrant had 10,163,302 shares of Common Stock outstanding.

                         ------------------------------

                                TABLE OF CONTENTS

                                                                                     Page of
                                                                                     Report

PART I....................................................................................2
         ITEM 1.        BUSINESS..........................................................2
         ITEM 2.        PROPERTIES.......................................................13
         ITEM 3.        LEGAL PROCEEDINGS................................................14
         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............14

PART II..................................................................................15
         ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                        STOCKHOLDER MATTERS..............................................15
         ITEM 6.        SELECTED FINANCIAL DATA..........................................16
         ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................17
         ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK.............................................................29
         ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................30
         ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE..............................52
         ITEM 9A.       CONTROLS AND PROCEDURES..........................................52

PART III.................................................................................54
         ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............54
         ITEM 11.       EXECUTIVE COMPENSATION...........................................61
         ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................65
         ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................67

PART IV..................................................................................68
         ITEM 14        PRINCIPAL ACCOUNTING FEES AND SERVICES...........................68
         ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K.........................................................68

SIGNATURES...............................................................................71

Explanatory Note

On January 5, 2004, the Company filed an amendment to its Annual Report on Form 10-K (the "Form 10-K/A") for the fiscal year ended September 28, 2002 with the Securities and Exchange Commission (the "SEC"). The Form 10-K/A includes restated financial statements of Asante Technologies, Inc. as of September 28, 2002 and September 29, 2001 and for each of the three fiscal years in the period ended September 28, 2002. For additional information regarding the restatement, the reader should refer to the Form 10-K/A filed with the SEC.

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

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," plans" "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "Factors Affecting Future Operating Results" beginning on page 23 in this document.

                                     PART I

ITEM 1. BUSINESS

Recent Acquisition Information

On June 13, 2003, the Company entered into an Agreement and Plan of Merger with Oblique, Inc. ("Oblique") (the "Merger Agreement"), pursuant to which Asante would be merged with and into Oblique, with Oblique being the surviving corporation (the "Merger"). The Merger was conditioned upon, among other things, approval by holders of Asante capital stock. The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which was filed with the SEC in June.

On June 13, 2003, Asante issued a press release, which was filed on June 23, 2003, with the Securities and Exchange Commission, announcing the execution of the Merger Agreement.

On September 13, 2003, the Company terminated its Merger Agreement with Oblique, Inc., and entered into a Letter of Intent with Acorn Campus, a venture capital company. The offer by Acorn Campus was superior to the offer from Oblique, and contained proven financing. However, without apparent cause, or reason, Acorn sent a letter to Management on November 18, 2003, informing the Company of its intent to withdraw its offer. Management is reviewing its alternatives, including pursuing legal action against Acorn Campus for breach of contract.

Subsequent to the Company's fiscal year end, on December 18, 2003, the Company signed a Letter of Intent with UNETEK, for the private investment of funds with the Company for approximately $3.0 million. Additionally, on December 23, 2003, the Company entered into a new, non-binding, Letter of Intent to merge with Oblique, Inc. The Merger is conditioned upon, among other things, an expedited due diligence period, and several other factors, including an expedited process to arrive at a Definitive Merger Agreement with certain minimum acceptable terms including a bridge funding of approximately $1.0 million. The Company plans on proceeding with only one of these transactions, however, and the Board of Directors is currently evaluating each of these proposals.

Overview

Founded in 1988, Asante Technologies, Inc. ("Asante" or the "Company") is a leading provider of network solutions for small and medium-sized enterprises
(SME) and home offices (SOHO). The Company believes that it has been one of the largest third-party providers of networking solutions for the Apple Macintosh platform.

Asante's products are designed primarily for Ethernet local area networks (LAN). Over the years, the speed of Ethernet has increased by 100X to 1000 Mbps. The Company's key products are designed to function at speeds of 10/100/1000 Mbps to maintain backwards compatibility with earlier Ethernet standards plus the newer Gigabit Ethernet standard.

Another key technology, wireless LAN, is playing a larger role in connecting computers and peripherals in the home and small businesses. Through 1993, the most pervasive standard was the 11 Mbps 802.11b standard established by the IEEE committee. As new wireless standards for higher speeds, security and management become ratified, the Company expects customers to migrate some network connections from Ethernet to variations of wireless 802.11.

In Fiscal 2003, the high-tech industry's networking sector continued to face a significant slowdown in sales. This market-wide reduction in demand caused prices to drop significantly as certain manufacturers attempted to reduce their inventory levels at the expense of margins. Since the Company sells to many of the same distributors and resellers, this price erosion has significantly impacted the Company's business.

As  the  industry  outlook  improves,   Asante  anticipates  many  new  business
opportunities that will leverage the Company's historical strengths. These include:

     o Increasing demand for digital content (including information, graphics, photos, video, music and voice)

     o Dramatic growth in storage and communications requirements as projects move from CDs (with a capacity of 550-700 MB) to DVDs (4700-8500 MB)

     o   Continued growth in broadband Internet access

     o Emerging use of Ethernet in new technologies in the office (printers, storage) and home (consumer electronics, including game consoles and personal video recorders)

As these technologies evolve, Asante's strategy is to capitalize on these trends with a comprehensive product and service portfolio. The combination of innovative technologies, strategic sales channels, and major account partnerships provide the optimal environment for Asante's plans in the growing SOHO and SME markets.

Innovative Technologies

In fiscal 2003, Asante began to see the return on its long-term investment in multi-service networks to support converged, high-speed data, voice and video networks. Major accounts began taking delivery on the company's Gigabit Ethernet switches, adapters and routers. During the year, the Company's IntraCore and FriendlyNET products received over a dozen favorable reviews by industry analysts and publications.

Industry analysts anticipate a resurgence in the market for Ethernet and wireless networking products. In January 2004, the Dell `Oro Group's Ethernet Switch Market forecasted a 7% increase in the Ethernet switch market for 2004 and single-digit revenue growth through 2008 as the economy improves and IT managers demand cost-effective new products.

The widespread availability of 802.11 wireless adapters, access points, routers and notebook computers were the driving forces in this market. In-Stat/MDR estimated a $1.7B market in 2003, up 140% from 2002. As Asante builds momentum in this segment, analysts caution, "rapid price erosion is still a critical factor in revenue growth within this market." Dell `Oro expects the wireless LAN market in 2004 will grow to $2.2B. The Enterprise Wireless LAN segment is a driving force, with a 20% CAGR and $1B revenues forecasted in 2008.

The proliferation of broadband technologies, combined with the availability of affordable, feature-rich networking products, has influenced both commercial and residential real estate and building developers to incorporate networking and broadband infrastructure equipment at the developmental stage of new construction. The Company's technology development group spends substantial resources integrating many advanced features into its products to differentiate its products and to offer features similar to those of larger networking corporations. The Company pioneered integration of Internet technology into its network products. The Company continues to incorporate these technologies into its managed switches and Internet access products.

The market for Internet gateways continues to grow rapidly as home and small business users migrate to broadband Internet. Factors driving this market include home networking, awareness and digital content. In-Stat/MDR forecasted an overall annual growth rate of 15.5% with units topping 880 million in 2007 for all Internet access devices.

Based on its technological expertise, the Company is well positioned to take advantage of growing markets for all-in-one products to answer the needs of the converged network for homes and small businesses. Additionally, the Company's products are differentiated through its strong software expertise.

Strategic Sales Channels

Through expansion of its international distribution channels and a major corporate effort to meet the needs of emerging Internet consumers, Asante expects to grow its sales through strategic partners and businesses that sell products and services on the Internet, while continuing to service traditional retail channels that provide revenue and profit opportunities. In fiscal 2003, the Company expanded its Value Added Reseller (VAR) program aimed at attracting additional resellers to carry the Company's products--focusing on the Company's IntraCore products and SOHO products by adding service to the more significant VARs while ensuring that this new level of VARs can offer the service and technical support that many of the Company's end user customers need. The Company anticipates adding more IntraCore VARs specializing in the Company's key focus markets: education, MTU/MDU, digital design and Internet Service Providers
(ISPs).

Strategic Partnerships

In fiscal 2003, the Company successfully continued its process of seeking strategic partnerships designed to place the Company in a leadership position in several areas. The Company continued its relationship with Apple Computer, Inc., National Semiconductor, Broadcom, SwitchCore and other technology partners. Asante expects to continue its technology innovations with new networking products being added to the Company's sales channels.

In addition, the Company is focusing its efforts on certain strategic business and technical relationships to increase its strength and presence in the market and to continue to introduce cutting-edge technologies.

Products

Asante offers a range of products from simple, personal connectivity to sophisticated, enterprise-grade network management. The FriendlyNET brand is targeted at consumers, home businesses and small business users. Each product is optimized to deliver outstanding value with minimal complexities. The FriendlyNET family includes network adapters, routers, hubs and switches for Fast Ethernet (10/100 Mbps) and Gigabit Ethernet (1000 Mbps). The IntraCore family consists of enterprise-grade Gigabit Ethernet switches that support Layer 2, Layer 3 and Layer 4 switching and routing.

Gigabit Ethernet Switches

During FY 2003, Asante focused on delivering a comprehensive Gigabit Ethernet solution for a wide range of its customers. Anchored by the Company's flagship IntraCore 35516 Series of Layer 2/3/4 switches, Asante completed its aggressive plans to deliver a complete product offering.

At the core, the Company designed and shipped a powerful Layer 2/3/4 switch that delivers advanced routing and quality of service (QoS) features to swiftly move data, voice and video at speeds up to 1000 Mbps. Multi-layer packet classification and advanced routing algorithms deliver information quickly and efficiently. By segmenting a large network into multiple subnets, broadcast traffic can be contained while limiting the security footprint. Customers looking for campus-wide deployment found the IntraCore platform secure, cost-effective and complete.

Beyond the core, the Company's IntraCore 35160 Series of Layer 2 switches are the workhorse in numerous corporations and campuses. Replacing the lower-density IC35120 with the 16-port IC35160, Asante provided a powerful switch family that allowed Information Technology (IT) managers to drive Gigabit technologies to workgroups, servers and some desktops. The integrated simple network management protocol (SNMP) combined with web and Telnet services provide a wide range of administration and oversight capabilities. Key features include jumbo frame support to efficiently move large amounts of data, virtual LAN
(VLAN) support plus redundant power supply option.

For more cost-sensitive users with smaller networks, the Company's unmanaged FriendlyNET GX5 Series switches are a good complement to the managed IntraCore switches. The eight models in this family span the spectrum from 2 ports to 24 ports of Gigabit Ethernet. Asante's GigaNIX adapters for computers using the Windows, Macintosh and Linux operating systems provide the necessary interface to existing servers and desktop computers. In a move to make high-end features more accessible to value-oriented users, future GX5 models will offer simplified configuration using any standard web browser.

Wireless Internet Gateways and Adapters

With the rapid acceptance of wireless networking in home and small businesses, Asante has introduced a number of products to seamlessly integrate wireless networks with wired networks. The Company's AeroLAN adapters conform to standard IEEE 802.11 standards for wireless networking. Earlier products used the 802.11b standard with bandwidth up to 11 Mbps; later models introduced in late 2003 were compatible with 802.11b and the newer 802.11g (54 Mbps) standards.

The Company anticipates expanding its wireless product portfolio with enterprise-grade wireless LAN access points and switches. Some of the Company's current IntraCore switches may be upgraded to provide 802.1X RADIUS authentication, an enhanced security for wireless clients.

Internet Gateway Products (Routers)

The Company's FriendlyNET routers are designed for SOHO users who share a single broadband connection among others in the same home or small office. Asante has several routers, ranging from low-cost, entry-level to more sophisticated units with virtual private network (VPN) and wireless capabilities.

Additional products with support for IEEE 802.11 wireless standards are planned for release during 2004.

Personal Connectivity Products

In addition to Fast Ethernet and Gigabit Ethernet, the Company also offers personal connectivity products that utilize the Universal Serial Bus (USB) specification. Moving data at speeds ranging from 12 Mbps to 480 Mbps, these desktop devices frequently connect a mouse, keyboard, video camera, digital camera or memory card reader to a single desktop.

Asante offers USB 2.0-compliant hubs, adapters and digital memory card readers for Windows and Macintosh users.

Technology

The Company's core strengths are attributed to its early dominance in the Ethernet local area networking industry. By engineering custom chips, firmware, software, and systems, Asante was able to bring feature-rich products to market sooner than others.

The Company differentiates its products with advanced features, enhanced usability, personalized technical support and an established sales channel. By seeking technical and manufacturing partners, Asante is able to focus on product design and development. In the coming year, the Company expects to grow its IntraCore line with higher-density Gigabit Ethernet switches, security routers, and enterprise-class wireless solutions.

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

From time to time, the Company pursues OEM opportunities which it believes make sense based on the Company's current business plan. These relationships may typically cause fluctuations in the Company's business based on the Company's ability to locate, or maintain various OEM opportunities and the ability of the Company to offer cutting edge, cost effective technology of interest to its OEM customers. The Company will continue to focus resources on obtaining additional, cost effective agreements with larger OEM customers, although there can be no assurance that such agreements will be obtained. OEM sales were fairly flat in fiscal 2003, compared to fiscal 2002.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 18%, 20%, and 23% of the Company's net sales in fiscal years 2003, 2002, and 2001, respectively. From fiscal 2002 to fiscal 2003, the Company experienced reduced sales in all three geographic regions due to the economic downturn affecting a large portion of the world economy. Of these decreases the greatest impact was in Europe where sales declined approximately 34% due to factors similar to those encountered domestically. Sales in Asia Pacific decreased slightly in fiscal 2003, compared to the prior year due primarily to competition from Asian competitors and softness in demand in Macintosh related products.

The Company intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates and promotes its products and builds brand name recognition by trade advertising, participation in industry trade shows, and other marketing efforts. As of September 27, 2003, the Company supported the sales efforts of its distributors with 14 direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories and with 9 outside sales representatives.

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

The distribution of products such as those offered by the Company has been characterized by rapid change, including consolidations and financial difficulties of some distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of product suppliers competing for access to these channels. Distributors may, at their option and at any time, cease marketing the Company's products without prior notice to the Company. In fiscal 2002, the Company terminated its relationship with Tech Data domestically on terms mutually agreed to by both parties. Although the Company has increased its business with its other distributors, it does not believe it has completely offset the loss of revenues from the cessation of business with the aforementioned distributor, however the Company has taken steps to increase its channels which it believes has benefited the Company during fiscal 2002 and 2003. A reduction in the sales effort by any of the Company's other major distributors or the loss of any one of these distributors would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that future sales by the Company's distributors will remain at current levels or that the Company will be able to retain its current distributors on terms that are commercially reasonable to the Company. Although the Company believes, that its major distributors are currently adequately capitalized, there can be no assurance that in the future one or more of these distributors will not experience financial difficulties. Such difficulties could have a material adverse effect on the Company.

Although some prior products contained lifetime, or limited lifetime warranties, most new products contain limited warranties ranging from one year to five years. The lifetime and limited lifetime warranties exclude from coverage the fan and power supply included with the Company's products, due to the shorter life expectancy of these parts. The Company has not encountered material warranty claims, although there can be no assurance that claims will not increase substantially over time as a result of the change to a limited warranty for a majority of the Company's products. Future warranty claims exceeding the Company's reserves for warranty expense could have an adverse effect on the Company's business, financial condition and results of operations. The Company plans on reviewing its warranty policy as it brings new products to market to offer its customers competitive policies while reducing its exposure to adverse warranty claims.

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

As of September 27, 2003, the Company had 8 employees engaged in engineering and product development. During the fiscal years 2003, 2002, and 2001, the Company's engineering and product development expenses were approximately $2.1 million, $2.6 million, and $2.8 million, respectively.

The Company continues to invest significant resources in engineering in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, beginning in fiscal 2003 and going forward, the Company intends to focus additional efforts in the areas of embedded software design, development of additional Layer 2-7 switches and other LAN-edge devices, WAN router products, wireless, security, and one system integration. The Company will also continue product development efforts to expand its Gigabit product offerings.

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

Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products, and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. The subcontractors include Orient Semiconductor Electronics, Ltd. ("OSE"), an assembler of semiconductor and printed circuit boards based in Taiwan, Delta Networks, Edimax and Cameo Communications, as well as other manufacturers based in California, Taiwan and China. Both OSE and Delta are stockholders of Asante. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to quality issues have not been material.

OSE and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards and test and package products for Asante on a purchase order, turnkey basis. In fiscal 2003, the Company purchased $0.1 million of goods from OSE and purchased $2.7 million of goods from Delta Networks, Inc. (See Note 5 of Notes to Financial Statements). The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experiences financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company or otherwise fails to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing services from alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of OSE, Delta and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source, and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs and certain ASICs used in the Company's Gigabit switching products, as well as ASIC's used in several of the Company's other products including its Print Router products. The Company does not have a long-term supply agreement with any of its suppliers. The Company believes that certain key components remain in short supply and from time to time receives only limited allocations of these products, which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on many of its subcontractors to procure many of the components used in the Company's products. These subcontractors procure and stock components and subassemblies based on the Company's purchase orders.

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

The Company's sales to OEMs represented 8% and 9% of its total revenue in fiscal 2003 and fiscal 2002 respectively. While the Company has pursued and will continue to pursue additional OEM agreements with larger companies, there can be no assurance that existing OEM agreements will continue or that new agreements will be obtained. In addition, since the Company intends to seek additional high volume product arrangements, the acquisition or loss of a single large OEM customer or several smaller OEM customers would have a material effect on the Company's revenues. Unless the Company signs additional large OEM agreements in the near future, the Company expects that OEM sales will remain fairly flat as a percentage of total revenue in fiscal 2004.

A significant percentage of the Company's sales in fiscal 2003 and fiscal 2002 were derived from products designed for use with Macintosh G series Computers, Power PC, and iMAC computers. Sales of these products as a percentage of total Company revenue, excluding OEM sales, have steadily declined over the last several years due to Apple(R)'s competition in the Company's adapter card market and incorporation of Ethernet into the motherboard of a large portion of its products, and Apple(R)'s decline in market share. However, the Company expects that sales of such products will continue to represent a substantial portion of its net sales for the foreseeable future. There can be no assurance that unit sales of these products will continue at their present levels or increase in the future. Any material adverse developments in Apple(R)'s business could have a material adverse effect on sales of the Company's client access products, which would materially and adversely affect the Company's business, financial condition and results of operations. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

As of September 27, 2003, the Company had 45 employees, including 8 in engineering and product development, 9 in manufacturing operations, 18 in marketing, sales and support services, and 10 in corporate administration. The number reflects a decrease in all areas. In 2003, the Company reduced approximately 29% of its regular and contractor headcount as part of its cost reduction efforts.

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


ITEM 2. PROPERTIES

The Company's headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities, are located in San Jose, California. The Company occupies a 44,700 square foot facility under a lease that expires on August 31, 2004, with an option to extend for an additional five years. In fiscal 2002, the

Company closed its leased sales office in Oregon and moved its inside sales activities into its San Jose location. The Company currently has a leased sales office in Utah with an original lease expiration of January 2004. The Company has recently signed a one-year lease extension on its Utah facility. The Company believes that its existing facilities are more than adequate to meet its requirements for the foreseeable future and believes that suitable additional or substitute space will be available as needed. See Note 9 of Notes to Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). In March 2003, the US Attorney and the Company entered into a final settlement under which the seized inventory was returned to the Company and the Company was obligated to pay $57,000 and remove improper marks from the product.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock traded on the NASDAQ National Market System under the trading symbol ASNT until September 30, 1999 at which time the Company's Common Stock commenced trading on the Over-the-Counter (OTC) Bulletin Board under the trading symbol ASNT.OB. Due to the restatement of fiscal 2002 and prior financial statements, the Company was late in filing its fiscal 2003 10-K, and therefore had been trading under the trading symbol ASNT.PK. Upon filing its fiscal 2003 10-K, the Company expects its trading symbol to be ASNT.OB going forward and for the foreseeable future.

The following table sets forth the high and low bid prices for the Company's Common Stock for each quarter during the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

Fiscal 2003                         High                      Low
---------------------------------------------------------------------

First quarter                      $    2/16                $    1/16
Second quarter                     $    2/16                $    1/16
Third quarter                      $    5/16                $    2/16
Fourth quarter                     $    7/16                $    4/16


Fiscal 2002                         High                      Low
---------------------------------------------------------------------

First quarter                      $    7/16                $    3/16
Second quarter                     $    3/8                 $    2/8
Third quarter                      $    5/16                $    3/16
Fourth quarter                     $    3/16                $    1/16


As of November 22, 2003, there were 98 stockholders of record of the Company's Common Stock. This number does not include shares held in street name. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

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

Asante Equity Compensation Plan Information

As of  September 27, 2003


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

                                     (a)                      (b)                         (c)
Equity compensation plans          54,400 (1)              0.4722 (1)                945,600 (1)
approved by security holders      195,000 (2)              1.0320 (2)                 50,474 (2)
                                  185,000 (3)              2.8242 (3)                      0 (3)
                                1,036,793 (5)              1.2846 (5)                      0 (5)

Equity compensation plans          20,150 (4)              0.8125 (4)                129,850 (4)
not approved by security
holders

Total                           1,491,343                                          1,125,924

---------------------
(1)      the 2001 Stock Option Plan
(2)      the Key Executive Option Plan
(3)      the 1993 Directors' Stock Option Plan
(4)      the 2000 Non-Statutory Stock Option Plan
(5)      the 1990 Stock Option Plan


ITEM 6. SELECTED FINANCIAL DATA

On January 5, 2004, the Company filed an amendment to its Form 10-K (the "Form 10-K/A") for the fiscal year ended September 28, 2002 with the SEC. The Form 10-K/A includes restated financial statements of Asante Technologies, Inc. as of September 28, 2002 and September 29, 2001 and for each of the three fiscal years in the period ended September 28, 2002. The Five Year Financial Summary in this Item 6 includes the effects of such restatement on fiscal 2002 and prior periods.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K


(In thousands, except per share data)                                                   Year ended
                                                       ----------------------------------------------------------------------------
                                                         2003             2002             2001             2000             1999
                                                       --------         --------         --------         --------         --------
Statement of Operations:

Net sales                                              $ 12,008         $ 15,237         $ 21,732         $ 29,001         $ 39,555

Loss from operations                                   $ (2,170)        $ (2,219)        $ (2,087)        $   (517)        $(10,638)

Net loss                                               $ (2,245)        $ (2,208)        $ (1,859)        $   (325)        $(10,936)

Basic and diluted net loss per share                   $  (0.22)        $  (0.22)        $  (0.19)        $  (0.03)        $  (1.18)

Balance Sheet Data:

Working Capital                                        $  1,610         $  3,811         $  5,982         $  7,660         $  5,877

Total assets                                           $  4,662         $  8,021         $ 10,711         $ 14,674         $ 15,332

Stockholders' equity                                   $  1,833         $  4,073         $  6,271         $  8,088         $  6,808


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

Recent Developments

On January 5, 2004, the Company filed an amendment to its Annual Report on Form 10-K (the "Form 10-K/A") for the fiscal year ended September 28, 2002 with the SEC. The Form 10-K/A includes restated financial statements of Asante Technologies, Inc. as of September 28, 2002 and September 29, 2001 and for each of the three fiscal years in the period ended September 28, 2002. For additional information regarding the restatement the reader should refer to the Form 10-K/A previously filed with the SEC.

Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect the balances and amounts on a restated basis.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively:

                                                    2003       2002       2001
                                                   -----      -----      -----
Net sales                                          100.0%     100.0%     100.0%
Cost of sales                                       64.5       64.0       65.2
Gross profit                                        35.5       36.0       34.8
Operating expenses:
         Sales and marketing                        26.2       25.5       23.2
         Research and development                   17.4       16.7       12.7
         General and administrative                  9.7        8.4        8.5
                                                   -----      -----      -----
         Total operating expenses                   53.3       50.6       44.4
                                                   -----      -----      -----
Loss from operations                               (17.8)     (14.6)      (9.6)
Interest and other income (expense), net            (0.6)       0.1        1.0
                                                   -----      -----      -----
Loss before income taxes                           (18.4)     (14.5)      (8.6)
Provision (benefit) for income taxes                --         --         --
Net loss                                           (18.4)%    (14.5)%     (8.6)%
                                                   =====      =====      =====

Net Sales

Net sales decreased 21.2% to $12.0 million in fiscal 2003, from $15.2 million in fiscal 2002. Net sales were $21.7 million in fiscal 2001. The decrease in net sales in fiscal 2003 compared to fiscal 2002, was due to several factors including the continued economic downturn in the high tech industry and network industry, heavy competitive pressures particularly for unmanaged products, continued incorporation of Ethernet onto the motherboard of Apple's newer computers and to a reduction in revenues in some previously stronger sales channels in which the Company sells many of its products. During fiscal 2003, sales of unmanaged products decreased across most existing product lines, except for unmanaged Gigabit switch sales, which increased to $1.5 million from $0.8 million. In addition, a significant portion of the Company's OEM sales were of unmanaged Gigabit products.

The decrease in net sales in fiscal 2002 compared to fiscal 2001 was due to several factors including the economic downturn in the high tech industry. Additionally, heavy competitive pressures for unmanaged 10/100 products including cable/DSL routers and, to some extent, the continued incorporation of Ethernet onto the motherboard of Apple's newer computers negatively affected the Company's results. This continued incorporation of Ethernet onto the motherboard, has caused a reduction in revenues and volume of product sold for Apple specific applications. Mac(R) specific products are expected to comprise a much smaller portion of the Company's revenues going forward. During fiscal 2002, the Company experienced a decrease in sales across most product lines, except for Gigabit switch products, which increased both due to the recent transition of some customers to Gigabit product and to sales of Gigabit product to OEM and major customer accounts.

In fiscal 2003, 2002, and 2001, one customer, a US based distributor, accounted for 33%, 40%, and 43%, respectively, of the Company's total sales.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 18%, 20%, and 23% of net sales in fiscal 2003, 2002, and 2001, respectively. The reduction in international sales during fiscal 2003, compared to fiscal 2002, was due primarily to financial issues related to one of the Company's primary distributors in Germany and decreased sales in Canada. International revenue as a percentage of net sales declined during fiscal 2002, compared to fiscal 2001, due partially to the elimination of Merisel as a major distributor in the US and Canada. The Company continues to believe there is potential demand in certain of the Company's foreign target markets, including broadband, digital media, and medical equipment providers. To that end, the Company has focused its sales efforts in these areas to strengthen its channels. However, there cannot be any assurance that its efforts will be successful.

The Company believes that the economic downturn beginning just prior to fiscal 2001, will continue during fiscal 2004, and that any improvement will be minor. The Company's declines in revenues have been offset partially by increased sales of the Company's managed and unmanaged Gigabit switches. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline and that sales of older systems products and adapter cards as a percentage of total sales will continue to decline in fiscal 2004. The Company has continued to focus on introducing newer managed systems products such as its new IntraCore 35516 Layer 3/4+ and 35160 Layer 2/4 switches, which it believes should help offset the declines in revenues of its older systems products. The Company will continue to focus on those markets in which it believes it can increase its revenues and will continue to seek to increase its OEM revenues, compared to fiscal 2002.

Cost of Sales and Gross Profit

Cost of sales in fiscal 2003 decreased by 20% to $7.7 million compared to $9.7 million in fiscal 2002 and $14.2 million in fiscal 2001. The decreasing cost of sales generally reflect the decreased sales revenue.

The Company's gross profit as a percentage of net sales decreased marginally to 35.5% in fiscal 2003, from 36.0%, in fiscal 2002. The decrease in fiscal 2003, compared to fiscal 2002 was due primarily to steep pricing declines of broadband and wireless products during the year, which the Company was not completely successful offsetting by reducing manufacturing costs. During fiscal 2003, sales prices continued to be affected by heavy competitive pricing pressures and reduced volumes for many of the Company's products. The Company has brought to market and plans to continue to bring to market lower cost replacement products and is focusing its product development efforts on introducing additional unmanaged Gigabit products and managed IntraCore products to help offset those products which are under the most significant margin pressure. The Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

The increase in gross margin in fiscal 2002 compared to fiscal 2001, was primarily due to reduced write downs of inventories due to tighter inventory controls and successful cost reductions of a large portion of the Company's products. During fiscal 2002, sales prices continued to be affected by heavy competitive pricing pressures.

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

Sales and Marketing

Sales and marketing expenses were $3.1 million in fiscal 2003 compared to $3.9 million in fiscal 2002, or a decrease of 20%. Fiscal 2002 sales and marketing expenses decreased $1.2 million, or 23%, compared to $5.0 million in fiscal 2001. As a percentage of net sales, sales and marketing expenses were 26.2%, 25.5%, and 23.2%, in fiscal 2003, 2002, and 2001, respectively. The reduced fiscal 2003 expenditures in absolute dollars and increase as of percentage of sales reflect reduced sales levels during fiscal 2003 and reduced expenditures for outside representative commissions, personnel related costs, co-operative advertising, and trade advertising activities. The reduced fiscal 2002 expenditures as compared to fiscal 2001 primarily reflect reduced sales levels and related sales based activity expenditures.

The Company expects that its sales and marketing expenses will remain at current levels, or increase slightly in fiscal 2004 in absolute dollars. As a percent of total sales, the Company believes these expenditures should decrease slightly compared to fiscal 2003.

Research and Development

Research and development expenses decreased by 19% to $2.1 million in fiscal 2003, from $2.6 million in fiscal 2002. Research and development expenses were $2.8 million in fiscal 2001. As a percentage of net sales, research and development expenses were 17.7%, 16.7%, and 12.7%, in fiscal 2003, 2002, and 2001, respectively. The decrease in research and development expenses in absolute dollars in fiscal 2003 compared to fiscal 2002 was due primarily to decreases in personnel related expenditures as a result of salary and headcount reductions implemented by the Company. The increase in research and development expenses as a percentage of sales was due to the decline in revenue. The decrease in research and development expenses from fiscal 2001 to fiscal 2002 was due to decreases in personnel related expenditures as a result of salary reductions and lower depreciation expense during fiscal 2002.

The Company expects that spending on research and development in fiscal 2004 will remain fairly flat or decrease slightly in comparison to fiscal 2003 in absolute dollars, while the Company continues to leverage the engineering expertise of its strategic partners.

General and Administrative

General and administrative expenses decreased to $1.2 million in fiscal 2003 from $1.3 million in fiscal 2002. General and administrative expenses were $1.8 million in fiscal 2001. As a percentage of net sales, general and administrative expenses were 9.7%, 8.4%, and 8.5% in fiscal years 2003, 2002, and 2001, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2003 is primarily related to reduced personnel related expenditures. The increase in general and administrative expenses as of percentage of sales was due to the decline in revenue. The decrease in general and administrative expenses in absolute dollars in fiscal 2002 compared to fiscal 2001, was primarily related to reduced personnel related expenditures.

The Company expects that general and administrative expenses will remain constant or decrease somewhat in fiscal 2004 in absolute dollars.

Off-Balance Sheet Arrangements

During fiscal year 2003 the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of the SEC's Regulation S-K.

Income Taxes

The Company recorded no provision or benefit for federal and state income taxes for fiscal 2003, 2002, or 2001 due principally to the fact that the Company incurred losses and a full valuation allowance was recorded against net operating losses and other tax credits generated in those years. The Company has recorded a full valuation allowance on its deferred tax assets as it is more likely than not that these assets will not be realized.

Liquidity and Capital Resources

During fiscal 2003, the Company's operating activities used cash of $1.5 million. During fiscal 2002, the Company's operating activities used cash of $1.7 million. During fiscal 2001, the Company's operating activities used cash of $1.4 million.

During fiscal 2003, net cash used in operations resulted primarily from the Company's net operating loss of $2.2 million and decreases in accounts payable and accrued expenses of $1.0 million and $0.2 million, respectively. These uses were offset primarily by decreases in accounts receivable and inventory of $1.1 million and $0.6 million, respectively.

During fiscal 2002, net cash used in operations resulted primarily from the Company's net operating loss of $2.2 million, and a combined decrease in both accounts payable and accrued expenses of $0.4 million. These uses were partially offset by decreases of $0.3 million in each of accounts receivable, inventory, and prepaid expenses. Days of sales outstanding in accounts receivable, net, was 53 at the end of fiscal 2003.

Net cash used in investing activities, including purchases of property and equipment, in fiscal 2003, fiscal 2002 and fiscal 2001 was insignificant.

In fiscal 2003, fiscal 2002 and fiscal 2001, net cash provided by financing activities was insignificant.

At September 27, 2003, the Company had cash and cash equivalents of $1.7 million compared to $3.3 million at September 28, 2002, which represents a 48% decline. Working capital was $1.6 million at September 27, 2003, compared to $3.8 million at September 28, 2002.

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The Company has not drawn on this line of credit. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement was set to expire in November 2003. However, the parties entered into an amendment to extend the line of credit term to January 31, 2004 during which time the Company negotiated a renewal of the line of credit with the bank. On February 11, 2004, the line of credit was renewed with a new maturity date of January 30, 2005. As of February 11, 2004, approximately $500,000 was available on this line of credit and the Company was in compliance with the covenants of the line of credit agreement.

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

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under all leases at September 27, 2003 are as follows (in thousands):

         Year
         ----
         2004          821
         2005            9
                      -----
                     $ 830

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante.

For the fiscal year ended September 27, 2003, the Company recorded a loss from operations of $2.2. million and cash used in operating activities was $1.5 million. In the fiscal years 2002 and 2001, the Company also incurred substantial losses and negative cash flows from operations. As of September 27, 2003, the Company had an accumulated deficit of $26.6 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2004.

The Company is currently pursuing additional equity financing and has renewed its line of credit agreement through January 30, 2005. The Company is also considering other corporate transactions as a means of providing additional financing. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction in the near-term would have a material adverse effect on the Company's ability to achieve its intended business objectives and raises substantial doubt about its ability to continue as a going concern.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2002 and fiscal 2003, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The 10/100 Mbps and 100 Mbps Ethernet technology (100BASE-T, or "Fast-Ethernet") has become a standard networking topology in the networking and computer industries. This standard has been adopted widely by end-user customers because of its ability to increase the efficiency of LANs and because of its ease of integration into existing 10BASE-T networks. Over the years, the speed of Ethernet has increased by 100X to 1000 Mbps. The company's key products are designed to function at speeds of 10/100/1000 Mbps to maintain backwards compatibility with earlier Ethernet standards plus the newer Gigabit Ethernet standard. In addition, Gigabit (1000BASE-T, or 1000Mbps) Ethernet technology is increasingly being adopted in the backbone of large enterprises and educational institutions. In that regard, the Company's future operating results may be dependent on the market acceptance and the rate of adoption of these technologies, as well as timely product releases. There can be no assurance that the market will accept, adopt, or continue to use this new technology or that the Company can meet market demand in a timely manner.

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

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, education, Multiple Tenant Unit/Multiple Dwelling Unit (MTU/MDU) providers, and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's revenues and results of operations could be adversely affected if the Company were to lose certain key distribution partners.

The Company has incurred net losses during its last three fiscal years and has an accumulated deficit at September 27, 2003 of $26.6 million. These recurring losses and accumulated deficit raise substantial doubts about the Company's ability to continue as a going concern. The Company is currently pursuing additional equity financing and has renewed its line of credit agreement that expired January 31, 2004. The Company is also considering other corporate transactions as a means of providing additional financing. The Company believes it must be current with its filings with the Securities and Exchange Commission at the earliest opportunity to complete such a transaction. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives and sustain its desired levels of operation.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, fluctuations in channel inventory levels, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the current economic downturn and seasonal purchasing patterns specific to the computer and networking industries. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

In addition to the above, the Company is also susceptible to other factors that generally affect the market for stocks of technology companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

Due to the time required to determine the restated balances included in the Company's recent Amended Annual Report on Form 10-K (Form 10-K/A) for the fiscal year ended September 28, 2002 which included a restatement of each of the three fiscal years then ended, the Company recently filed its Form 10-Q for the period ended June 28, 2003 on January 28, 2004. The Company believes that once it files this report on Form 10-K and its Form 10-Q for the quarter ended December 27, 2003, it will be current in its SEC filings and in compliance with the OTCBB listing requirements. However, the Company has no assurances this would occur

Critical Accounting Policies and Estimates

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

Revenue Recognition. The Company recognizes revenue net of estimated product returns, expected payments to resellers for customer programs including cooperative advertising and marketing development funds, volume rebates, and special pricing programs. Product returns are provided for at the time revenue is recognized, based on historical return rates, at what stage the product is in its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels, which again, is based on historical sell-through rates. Should these product lives vary significantly from our estimates, or should a particular selling channel experience a higher than estimated return rate, or a slower sell-through rate causing inventory build-up, then our estimated returns, which net against revenue, may need to be revised. Reductions to revenue for expected and actual payments to resellers for cooperative advertising and marketing development funds, volume rebates and pricing protection are based on actual expenses incurred during the period and on estimates for what is due to resellers for estimated credits earned during the period. If market conditions were to decline, the Company may take action to increase promotional programs resulting in incremental reductions in revenue at the time the incentive is offered based on our estimate of inventory in the channel that is subject to such pricing actions.

Accounts Receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. The Company records write-downs for estimated excess and obsolete inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company's products and corresponding demand were to decline, then additional write-downs may be deemed necessary.

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

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has adopted the provisions of FIN 45 for the fiscal year ended September 27, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial position.

In December 2003, the Financial Accounting Standard Board issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement amends Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. The Company does not expect that the adoption of SFAS 132 will have a material affect on its financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. As of September 27, 2003, the Company's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. Since the Company has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% increase or decrease in exchange rates would not have a material impact on the Company's future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

       Report of Independent Registered Public Accounting Firm               31

       Report of Independent Accountants                                     32

       Balance Sheets at September 27, 2003 and September 28, 2002           33

       Statements of Operations for the years ended September 27, 2003,
         September 28, 2002 and September 29, 2001                           34

       Statements of Stockholders' Equity for the years ended
         September 27, 2003, September 28, 2002, and September 29, 2001      35

       Statements of Cash Flows for the years ended September 27, 2003,
         September 28, 2002 and September 29, 2001                           36

       Notes to Financial Statements                                         37

Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts                       63

All other schedules are omitted because they are not required, are not applicable or the information is included in the financial statements and notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

January 26, 2004, except for Note 7,
    which is as of February 11, 2004


The Board of Directors and Stockholders of

    Asante Technologies, Inc.

We have audited the accompanying balance sheet of Asante Technologies, Inc. at September 27, 2003, and the related statements of operations, stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the accompanying financial statement schedule for the fiscal year ended September 27, 2003. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 27, 2003, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit, the financial statement schedule referred to in the first paragraph of our report, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Asante Technologies, Inc.

In our opinion,  the financial statements listed in the accompanying index under
Item 8 present fairly, in all material respects, the financial position of Asante Technologies, Inc. at September 28, 2002, and the results of its operations and its cash flows for each of the two years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
San Jose, California
November 1, 2002, except for Note 10,
as to which the date is March 13, 2003,
Note 7, as to which the date is November 30, 2003 and Note 1, as to which the date is December 30, 2003

                            ASANTE TECHNOLOGIES, INC

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                September 27,       September 28,
                                                                                                    2003                2002
                                                                                                  --------            --------
Assets

Current assets:
      Cash and cash equivalents                                                                   $  1,723            $  3,282
      Accounts receivable, net of allowance for doubtful accounts, rebates and sales returns of $1,196 and $1,770 in 2003
          and 2002, respectively                                                                     1,759               2,821
      Inventory                                                                                        930               1,515
      Prepaid expenses and other current assets                                                         27                 141
                                                                                                  --------            --------
             Total current assets                                                                    4,439               7,759

Property and equipment, net                                                                             51                  90
Other assets                                                                                           172                 172
                                                                                                  --------            --------
             Total assets                                                                         $  4,662            $  8,021
                                                                                                  ========            ========

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                                            $  1,050            $  2,016
      Accrued expenses                                                                               1,779               1,932
                                                                                                  --------            --------
             Total current liabilities                                                               2,829               3,948
                                                                                                  --------            --------

Commitments (Note 9)
Stockholders' equity:
      Preferred stock, $0.001 par value; 2,000,000 shares authorized;
          no shares issued or outstanding in 2003 and 2002                                            --                  --
      Common stock, $0.001 par value; 25,000,000 shares authorized;
          10,149,521 and 10,066,020 shares issued and outstanding in
          2003 and 2002, respectively                                                                   10                  10
      Additional paid-in capital                                                                    28,417              28,412
      Accumulated deficit                                                                          (26,594)            (24,349)
                                                                                                  --------            --------
             Total stockholders' equity                                                              1,833               4,073
                                                                                                  --------            --------
             Total liabilities and stockholders' equity                                           $  4,662            $  8,021
                                                                                                  ========            ========

   The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                             Fiscal Year Ended
                                                                          ----------------------------------------------------------
                                                                          September 27,         September 28,          September 29,
                                                                              2003                  2002                  2001
                                                                            --------              --------              --------
Net sales                                                                   $ 12,008              $ 15,237              $ 21,732
Cost of sales                                                                  7,757                 9,750                14,177
                                                                            --------              --------              --------
Gross profit                                                                   4,251                 5,487                 7,555
                                                                            --------              --------              --------

Operating expenses:
      Sales and marketing                                                      3,154                 3,873                 5,040
      Research and development                                                 2,099                 2,552                 2,756
      General and administrative                                               1,168                 1,281                 1,846
                                                                            --------              --------              --------
           Total operating expenses                                            6,421                 7,706                 9,642
                                                                            --------              --------              --------

Loss from operations                                                          (2,170)               (2,219)               (2,087)
Interest and other income (expense), net                                         (75)                   11                   228
                                                                            --------              --------              --------

Net loss                                                                    $ (2,245)             $ (2,208)             $ (1,859)
                                                                            ========              ========              ========

Basic and diluted loss per share                                            $  (0.22)             $  (0.22)             $  (0.19)
                                                                            ========              ========              ========

Shares used in per share calculation
      Basic and diluted                                                       10,138                10,024                 9,948
                                                                            ========              ========              ========

    The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                              Common Stock            Additional
                                                      --------------------------        Paid-in       Accumulated     Stockholders'
                                                         Shares         Amount          Capital         Deficit          Equity
                                                      ----------      ----------      ----------      ----------       ----------
Balances as of September 30, 2000,                     9,912,463      $       10      $   28,360      $  (20,282)      $    8,088

Common stock issued under stock plans                     90,718            --                42            --                 42
Net loss                                                    --              --              --            (1,859)          (1,859)
                                                      ----------      ----------      ----------      ----------       ----------

Balances as of September 29, 2001                     10,003,181              10          28,402         (22,141)           6,271


Common stock issued under stock plans                     62,839            --                10            --                 10
Net loss                                                    --              --              --            (2,208)          (2,208)
                                                      ----------      ----------      ----------      ----------       ----------

Balances as of September 28, 2002                     10,066,020              10          28,412         (24,349)           4,073

Common stock issued under stock plans                     83,501            --                 5            --                  5
Net loss                                                    --              --              --            (2,245)          (2,245)
                                                      ----------      ----------      ----------      ----------       ----------

Balances as of September 27, 2003                     10,149,521      $       10      $   28,417      $  (26,594)      $    1,833
                                                      ==========      ==========      ==========      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                            ASANTE TECHNOLOGIES, INC

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Fiscal Year ended
                                                                                  ----------------------------------------------
                                                                                  September 27,    September 28,   September 29,
                                                                                      2003             2002             2001
                                                                                    -------          -------          -------
Cash flows from operating activities:
       Net loss                                                                     $(2,245)         $(2,208)         $(1,859)
       Adjustments to reconcile net  loss to
         net cash used in operating activities:
           Depreciation and amortization                                                 56               88              184
           Provision for doubtful accounts receivable,
             rebates and sales returns                                                1,257              939            1,010
       Changes in operating assets and liabilities:
           Accounts receivable                                                         (196)            (651)             696
           Inventory                                                                    585              333              627
           Prepaid expenses and other current assets                                    114              259              123
           Accounts payable                                                            (968)            (171)          (1,178)
           Accrued expenses                                                            (152)            (313)            (646)
           Payable to stockholder                                                      --                 (8)            (322)
                                                                                    -------          -------          -------
                    Net cash used in operating activities                            (1,547)          (1,732)          (1,365)
                                                                                    -------          -------          -------

   Cash flows from investing activities:
          Purchases of property and equipment                                           (17)             (61)             (40)
           Other                                                                       --               --                 (5)
                                                                                    -------          -------          -------
                       Net cash used in investing activities                            (17)             (61)             (45)
                                                                                    -------          -------          -------
   Cash flows from financing activities:
            Issuance of common stock                                                      5               10               42
                                                                                    -------          -------          -------
                 Net cash provided by financing activities                                5               10               42
                                                                                    -------          -------          -------
   Net decrease in cash and cash equivalents                                         (1,559)          (1,783)          (1,368)

   Cash and cash equivalents at beginning of fiscal year                              3,282            5,065            6,433
                                                                                    -------          -------          -------
   Cash and cash equivalents at end of fiscal year                                  $ 1,723          $ 3,282          $ 5,065
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

For the fiscal year ended September 27, 2003, the Company incurred a loss from operations of $2.2 million and cash used in operating activities was $1.5 million. In fiscal years 2002 and 2001, the Company also incurred substantial operating losses and negative cash flows from operations. As of September 27, 2003, the Company had an accumulated deficit of $26.6 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2004.

At September 27, 2003, the Company had cash and cash equivalents of $1.7 million compared to $3.3 million at September 28, 2002, which represents a 48% decline. Working capital was $1.6 million at September 27, 2003, compared to $3.8 million at September 28, 2002. On February 11, 2004, the Company renewed its bank line of credit agreement which provides for borrowings of up to $2.0 million. The renewed line of credit expires on January 30, 2005. However, borrowings under the line of credit are subject to compliance with certain financial covenants and are limited to a specified percentage of eligible accounts receivable.

The recurring losses, accumulated deficit and expect continued negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.

On December 18, 2003, the Company signed a Letter of Intent with UNETEK, for the private investment of funds with the Company for approximately $3.0 million. Additionally, on December 23, 2003, the Company entered into a non-binding Letter of Intent to merge with Oblique, Inc. The merger is conditioned upon, among other things, an expedited due diligence period, and several other factors, including an expedited process to arrive at a Definitive Merger

Agreement with certain minimum acceptable terms including a bridge funding of approximately $1.0 million. The Company plans on proceeding with only one of these transactions, however, and the Board of Directors is currently evaluating each of these proposals.

Should the Company be unable to complete the merger or to obtain the $3 million private investment of funds in the Company, it will need to raise additional capital, secure other sources of financing or enter into a corporate transaction in order to finance its operations through fiscal 2004. If required, the Company may not be able to complete any of these alternative transactions on acceptable terms, or at all.

Management estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining accruals for sales rebates and returns, legal contingencies and the valuation of deferred income tax assets and liabilities, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

Revenue recognition

Revenue from product sales to customers is recognized, including freight charges billed to customers, when a definite arrangement exists, the product has been shipped to the customer, acceptance terms, if any, have been fulfilled, no significant contractual obligations remain outstanding, the price is fixed or determinable, and collection is considered probable. Reserves are provided for estimated returns at the time the related revenue is recorded. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides reserves for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

Cash and cash equivalents

Cash equivalents consist primarily of highly liquid investments in U.S. government and corporate debt securities with insignificant interest rate risk and original maturity periods of three months or less at the date of acquisition.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At

September 27, 2003 and September 28, 2002 four customers accounted for 59% and 66%, respectively, of the accounts receivable balance. In fiscal 2003, 2002 and 2001 one customer accounted for 33%, 40% and 46%, respectively, of the Company's sales.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services."

Fair value of financial instruments

The carrying amounts for certain of the Company's cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments.

Comprehensive income (loss)

The Company had no items of other comprehensive income (loss) during any of the periods presented, and accordingly comprehensive income (loss) is equal to net income (loss) for all periods presented.

Reclassifications

Certain previously reported amounts in the fiscal 2002 and 2001 statements of operations have been reclassified to conform to current period presentation.

Segment information

In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separately reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                             2003           2002           2001
                                             ----           ----           ----
United States                                  82%            80%            76%
Europe                                         12             14             14
Other                                           6              6             10
                                              ---            ---            ---
                                              100%           100%           100%
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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has adopted the provisions of FIN45 for the fiscal year ended September 27, 2003.

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

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after

June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial positions.

In December 2003, the Financial Accounting Standard Board issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement amends Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. The Company does not expect that the adoption of SFAS 132 will have a material affect on its financial statements.


Note 2. Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" (SFAS No. 128). Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be re-purchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                          2003         2002         2001
                                                      ----------    ----------    -------
Net loss                                              $   (2,243)   $   (2,208)   $(1,859)
                                                      ==========    ==========    =======

Weighted average common stock outstanding (basic)         10,150        10,024      9,948
Dilutive effect of options                                  --            --         --
                                                      ----------    ----------    -------
Weighted average common stock outstanding (diluted)       10,150        10,024      9,948
                                                      ==========    ==========    =======

Net loss per share:
Basic                                                 $    (0.22)   $    (0.22)   $ (0.19)
                                                      ==========    ==========    =======
Diluted                                               $    (0.22)   $    (0.22)   $ (0.19)
                                                      ==========    ==========    =======

Diluted net loss per share for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 excludes all dilutive potential common shares as their effect is antidilutive. At September 27, 2003, September 28, 2002 and September 29, 2001, 1,491,343, 1,719,520 and 1,613,058 of outstanding options respectively, were excluded since their effect was antidilutive.


Note 3 Balance Sheet Components

                                                           2003          2002
                                                         -------        -------
                                                             (in thousands)
Inventory:
     Raw materials and component parts                   $    39        $   193
     Work-in-process                                          23             54
     Finished goods                                          868          1,268
                                                         -------        -------
                                                         $   930        $ 1,515
                                                         =======        =======
Property and equipment:
     Computers and R&D equipment                         $ 2,222        $ 2,205
     Furniture and fixtures                                  508            508
                                                         -------        -------
                                                           2,730          2,713
     Accumulated depreciation                             (2,679)        (2,623)
                                                         -------        -------
                                                         $    51        $    90
                                                         =======        =======
Accrued expenses:
     Payroll-related expenses                            $   339        $   574
     Sales promotion expenses                                395            314
     Legal and professional fees                             327            373
     Warranty                                                430            430
     Other                                                   288            241
                                                         -------        -------
                                                         $ 1,779        $ 1,932
                                                         =======        =======


Note 4. Warranties

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

Changes in the Company's warranty liability, which is included as a component of "Accrued expenses" on the Balance Sheets, during the fiscal year ended September 27, 2003 are as follows (in thousands):

Balance as of September 28, 2002                                          $ 430
Provision for warranty liability for sales during the fiscal year           305
Settlements made during the fiscal year                                    (305)
                                                                          -----

Balance as of September 27, 2003                                          $ 430
                                                                          -----


Note 5. Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 11.8% of the Company's Common Stock as of September 27, 2003. Under the OSE Agreement, the Company purchases from and sells at cost to OSE certain component parts. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At September 27, 2003, the Company's firm purchase commitments under the OSE Agreement were insignificant.

For fiscal  2003,  2002,  and 2001,  the Company  sold,  at cost,  approximately
$7,000, $37,000, and $100,000, respectively, of component parts to OSE and purchased $100,000, $500,000, and $1.3 million, respectively, of goods from OSE.

On March 16, 2000, the Company signed a Stock Purchase Agreement with Delta Networks Inc., and Delta International Holdings Ltd. The Company issued 500,000 shares at $3.00 per share, amounting to $500,000 from Delta Networks, and $1,000,000 from Delta International Holdings Ltd. During fiscal years 2003, 2002 and 2001, the Company purchased approximately $2.7 million, $3.2 million and $4.8 million respectively, of goods from Delta and sold component parts totaling approximately $14,000, $10,000 and $80,000, respectively, at cost to Delta. At September 27, 2003, the Company had approximately $100,000 in accounts payable to Delta and approximately $9,000 in receivables from Delta, and at September 28, 2002 the Company had approximately $700,000 in accounts payable to Delta and approximately $29,000 in receivables from Delta.


Note 6. Income Taxes

There was no provision or benefit for income taxes made in fiscal years 2003, 2002, or 2001 as the Company incurred losses and provided a full valuation allowance against its deferred tax assets.

Deferred tax assets, net, comprise the following at September 27, 2003 and September 28, 2002 (in thousands):

                                                           2003          2002
                                                         --------      --------
Deferred tax assets:
     Net operating losses                                $  7,936      $  5,141
     Research and development credits                       2,928         2,942
     Inventory-related reserves                             1,820         2,370
     Receivable and sales-related reserves                    510           687
     Compensation accruals                                    100           100
     Depreciation                                              98           103
     Other reserves and accruals                              128            91
                                                         --------      --------
         Total deferred tax assets                         13,520        11,434
         Valuation allowance                              (13,520)      (11,434)
                                                         --------      --------
                                                         $   --        $   --
                                                         ========      ========

The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance was provided as of September 27, 2003 and September 28, 2002.

At September 27, 2003, the Company had federal and state net operating loss carryforwards of approximately $16.5 million and $11.1 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2003, respectively. In addition, as of September 27, 2003, the Company had approximately $1.9 million and approximately $1.3 million of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized. The state tax credits will be carried forward until utilized.

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

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes follows (in thousands):


            `                                     2003        2002       2001
                                                -------     -------     -------
Tax (benefit) at U.S. statutory rate            $  (763)    $  (751)    $  (632)
State taxes, net of federal benefits               (131)       (106)        (90)
Other                                                44         192           6
Valuation allowance                                 850       1,051         716
                                                -------     -------     -------
                                                $   --      $   --      $   --
                                                =======     =======     =======


Note 7 Bank Borrowings

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement was set to expire in November 2003. However, the parties entered into an amendment to extend the line of credit term to January 31, 2004 during which time the Company negotiated a renewal of its line of credit with the bank. On February 11, 2004, the line of credit was renewed for a term of one year with a maturity date of January 30, 2005. As of February 11, 2004, approximately $500,000 was available on this line of credit and the Company was in compliance with the covenants of the agreement.


Note 8. Stockholders' Equity

Preferred Stock

There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors none of which have been issued.

Stock Based Compensation Plans

As of September 27, 2003, the Company had granted options under five stock-based compensation plans that are described below.

The 2001 Stock Option Plan allows for issuance of options to Company employees and consultants to purchase a maximum of 1,000,000 shares of common stock plus 7% of the outstanding common shares as of the last day of the immediately preceding year beginning in fiscal year 2002. This plan replaces the Company's 1990 Stock Option Plan (the 1990 Plan) which allowed for the issuance of options to Company employees and consultants to purchase a maximum of 4,597,333 shares of common stock. The 1990 Plan expired in May 2000, and was temporarily replaced by the 2000 Non-Statutory Stock Option Plan which allows for issuance of options to Company employees and consultants to purchase a maximum of 120,000 shares of common stock.

The Directors' Stock Option Plan allows for the issuance of options to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company. The Directors' Stock Option Plan allows for the issuance of options to Non-Employee Directors to purchase a maximum of 300,000 shares of common stock. The Directors Plan expired in October 30, 2003, and the Company is in the process of drafting a replacement plan.

The Key Executive Option Plan allows for the issuance of options to key employees of the Company who are not recognized under the Directors' Stock Option Plan. The Key Executive Option Plan allows for the issuance of options to Key Employees to purchase a maximum of 404,999 shares of common stock. The Key Executive Option Plan expired in July 2003. The Company is currently in the process of drafting a replacement plan.

Individuals owning more than 10% of the Company's stock are not eligible to participate in the above Plans unless the exercise price of the option is at least 110% of the fair market value of the common stock at the date of grant. Incentive stock options issued to holders of less than 10% of the Company's stock must be issued at exercise prices no less than the fair market value of the Company's common stock per share on the date of grant and with expirations not to exceed ten years from the grant date. Under the terms of the Plans, options are granted at 100% of the fair market value of the common stock at the date of grant with an expiration date of ten years from the date of grant. Initial option grants generally become vested over a period of four years from the date of hire, commencing on the date one year after the date of grant of the initial option. Unexercised options terminate three months after an Optionee's termination of all service with the Company and its affiliates. It is expected that the replacement plans will have terms similar to those of the expired plans. Currently, the Company may not issue new options from those plans which expired.

Activity under the 1990 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Stock Option Plan, Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:

                                                2003                             2002                            2001
                                   ---------------------------       ---------------------------       ---------------------------
                                                      Weighted                          Weighted                          Weighted
                                     Number            Average         Number           Average         Number            Average
                                       of             Price per          of            Price per         of              Price per
                                     Shares             Share          Shares             Share         Shares             Share
                                   ---------          --------       ---------          --------       ---------          --------
Beginning Balance                  1,719,520          $   1.58       1,613,058          $   1.82       1,576,971          $   1.91
Granted                               29,000          $   0.10         230,726          $   0.17         125,500          $   0.81
Exercised                             (3,592)         $   0.19            --             --               (2,516)         $   0.87
Canceled                            (253,585)         $   2.48        (124,264)         $   2.22         (86,897)         $   1.74
                                   ---------                         ---------                         ---------
Ending Balance                     1,491,343          $   1.41       1,719,520          $   1.58       1,613,058          $   1.82
                                   =========                         =========                         =========

The following table summarizes information about stock options outstanding at September 27, 2003:

                                                               Options Outstanding                     Options Exercisable
                                                 -----------------------------------------           -----------------------
                                                                    Weighted
                                                                     Average       Weighted                          Weighted
                                                                    Remaining       Average                           Average
           Range of                                 Number         Contractual     Exercise            Number        Exercise
       Exercise Prices                           Outstanding      Life in Years      Price           Exercisable       Price
       ---------------                           -----------      -------------      -----           -----------       -----
      $0.0800 - $0.2800                             194,581            8.26          $0.20             72,040          $0.21
      $0.6400 - $0.8125                              46,650            7.33          $0.79             25,900          $0.79
      $0.8750 - $0.8750                             197,100            5.87          $0.88            195,433          $0.88
      $0.9000 - $1.000                               83,900            6.10          $0.94             81,500          $0.94
      $1.0320 - $1.0320                             600,000            5.85          $1.03            600,000          $1.03
      $1.6250 - $2.3750                             155,437            5.93          $1.98            137,378          $1.98
      $2.5000 - $4.6250                             149,150            2.72          $3.15            149,150          $3.14
      $5.0000 - $6.3125                              57,325            2.90          $5.69             57,325          $5.69
      $6.5000 - $6.5000                               1,000            2.79          $6.50              1,000          $6.50
      $6.8750 - $6.8750                               6,200            3.08          $6.88              6,200          $6.88
                                                  ---------                                         ---------
      $0.0800 - $6.8750                           1,491,343            5.79          $1.41          1,325,926          $1.52
                                                  =========                                         =========

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during fiscal 2003, 2002, and 2001, risk free interest rates ranging at the date of grant from 2.90% to 6.79%; expected average volatility of 85%, 120%, and 119%, respectively; an expected option term of four years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 2003, 2002, and 2001 was $0.16, $0.17, and $0.69, respectively.

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

Sales under the Purchase Plan in fiscal 2003, 2002, and 2001 were 79,909, 62,839, and 88,202 shares of common stock, respectively, at an average price of $0.07, $0.15, and $0.64, respectively. On September 27, 2003, 264,102 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS No. 123, was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 2003, 2002, and 2001: risk free interest rates ranging from 2.90% to 6.73%, respectively, expected volatility of 85%, 120%, and 119%, respectively, an expected option term of six months for all years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 2003, 2002, and 2001, was $0.43, $0.15, and $0.72, respectively.

If compensation expense under these plans had been recorded in the Company's financial statements pursuant to SFAS No. 123, the Company's net loss and net loss per share for fiscal 2003, 2002, and 2001 would have been as follows (in thousands, except per share amounts):

                                          2003           2002           2001
                                      -----------    -----------     ----------
Net loss:
     As reported                      $    (2,243)   $    (2,208)    $   (1,859)
     Pro forma                        $    (2,324)   $    (2,397)    $   (2,084)

Net loss per share
     As reported
         Basic and diluted            $     (0.22)   $     (0.22)    $    (0.19)
     Pro forma
         Basic and diluted            $     (0.23)   $     (0.24)    $    (0.21)


Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.


Note 9. Commitments

The Company has an operating lease for its main facility that expires on August 31, 2004. Other leases for sales offices expire through 2005. Rent expense under such operating leases aggregated approximately $720,000, $714,000, and $692,000, for fiscal 2003, 2002, and 2001, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

Future minimum lease payments under these leases at September 27, 2003 are as follows (in thousands):

             Year
             ----
             2004                                       821
             2005                                         9
                                                   --------
                                                   $    830

As of September 27, 2003, none of the Company's existing facilities are being subleased.

Note 10. Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company does not believe that any of these legal proceedings or claims are likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

In September 1999, certain inventory having a cost of approximately $400,000 was seized by the United States Customs for the alleged improper use of certification marks owned by Underwriters Laboratories Inc. ("UL"). In March 2003, the US Attorney and the Company entered into a final settlement under which the seized inventory was returned to the Company and the Company was obligated to pay $57,000, and remove improper marks from the product.


Note 11. Subsequent Event

On December 18, 2003, the Company signed a Letter of Intent with UNETEK, for the private investment of funds with the Company for approximately $3.0 million. Additionally, on December 23, 2003, the Company entered into a new, non-binding, Letter of Intent to merge with Oblique, Inc. The Merger was conditioned upon, among other things, an expedited due diligence period, and several other factors, including an expedited process to arrive at a Definitive Merger Agreement with certain minimum acceptable terms including a bridge funding of approximately $1.0 million. The Company plans on proceeding with only one of these transactions, however, and the Board of Directors is currently evaluating each of these proposals.

Unaudited Quarterly Results Of Operations (In Thousands Except Net Loss Per Share):

Fiscal 2003                                 Quarter Ended
--------------------------------------------------------------------------------

                        September 27      June 28     March 29       December 28
                        ------------      -------     --------       -----------

Net sales                 $ 2,933         $ 2,677      $ 2,564        $ 3,834
Gross profit              $   897         $   910      $   997        $ 1,447
Net loss                  $  (579)        $  (600)     $  (755)       $  (309)
Net loss per share        $ (0.06)        $ (0.06)     $ (0.07)       $ (0.03)

Fiscal 2002                                  Quarter Ended
--------------------------------------------------------------------------------

                        September 27      June 28     March 29       December 28
                        ------------      -------     --------       -----------

Net sales                  $ 3,371        $ 4,002      $ 3,904        $ 3,959
Gross profit               $ 1,291        $ 1,426      $ 1,452        $ 1,317
Net loss                   $   (42)       $  (413)     $  (627)       $(1,126)
Net loss per share         $ (0.00)       $ (0.04)     $ (0.06)       $ (0.11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K filed with the SEC on August 5, 2003, on July 28, 2003, the Company dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountants subject to completion of services related to the restatement of the Company's financial statements as of September 28, 2002 and September 29, 2001 and for each of the three fiscal years in the period ended September 28, 2002. The Company's amended Form 10-K for fiscal year 2002 reflecting the restatement was filed with the SEC on January 5, 2004. The Company's Audit Committee participated in and approved the decision to change independent accountants.

The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through July 28, 2003, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

The Company engaged Odenberg, Ullakko, Muranishi & Co. LLP ("OUMC") as its new independent accountants as of July 28, 2003. During the two most recent fiscal years and through July 28, 2003, the Company has not consulted with OUMC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that the Company concluded was an important factor considered by it in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 204(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as modified by the changes discussed in subparagraph (b) below, are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company, their ages as of January 30, 2004, and certain information regarding each of them are as follows:

   Name                 Age                    Position with the Company                 Director Since
   ----                 ---                    -------------------------                 --------------
Wilson Wong              56               Chairman, President and Chief Executive
                                             Officer                                          1988
Jeff Lin                 53               Chief Operating Officer and Director                1988
Edmond Y. Tseng          56               Director                                            1989
Michael D. Kaufman*                       Director                                            1995
Rusty Callihan           54               Vice President of Sales
Anthony Contos           40               Vice President of Finance and Administration
Steven Dix               44               General Manager and Senior Vice President Sales
                                             and Marketing
Jim Hsia                 41               Vice President of Product Marketing and Business
                                              Development
Chiu K. Fung             56               Vice President of Operations

----------------------------------------
*On August 15, 2003, Michael Kaufman informed management of his resignation from the Board of Directors. Mr. Kaufman's reasons for resigning from the Board were not related to the Company's restatement, or the Company's then ongoing merger activity.

Mr. Wong co-founded the Company in 1988, and has served as President, Chief Executive Officer and Chairman of the Board of Directors since January 1, 1999. Mr. Wong also continues to serve as Vice President of Engineering. Prior to his return to the Company as Vice President of Engineering on September 10, 1998, Mr. Wong was Chief Executive Officer of Pixo Arts Corporation. From 1994 to August 1997, he served as Vice President and General Manager for the Company. From 1993 to 1994, he served as Vice President and General Manager for the Company's Client Access products. From 1988 to 1993, he served as the Company's President and Chief Executive Officer.

Mr. Lin co-founded the Company in 1988, and has been a director of the Company since 1988. He rejoined the Company as an executive officer in June 2002. Mr. Lin is also a General Partner of Proton Management Consulting located in San Jose, a venture management company. Prior to that, Mr. Lin served as Chairman and Chief Executive Officer of United Optical Networks International, a supplier of fiber optic components, and as Chairman of FITGlobal, an online transaction company. Prior to that, Mr. Lin was President and Chief Executive Officer of Lite-On Communications Corporation, which is an internetworking company located in Taiwan. Lite-on Communications is a subsidiary of Lite-On Group, which is one of Asante's OEM suppliers in Asia. Mr. Lin co-founded Asante Technologies, Inc. (the "Company") in 1988, and served as

President, Chief Executive Officer and Chairman of the Board of Directors from July 1994 until December 31, 1998. Since his resignation as President and Chairman of the Board of Directors, Mr. Lin has served as a Director of the Company. Mr. Lin also held the position of Vice President of Engineering from November 1997 until August 1998. From June 1993 through July 1994, he served as Vice President, General Manager of Network Systems Business for the Company. From 1991 to 1993, he served as the Company's Chairman of the Board of Directors and Chief Operating Officer. From 1988 to 1991, Mr. Lin served as the Company's Vice President of Operations and Engineering, Chief Financial Officer and Secretary.

Mr. Tseng has served as President and Chief Executive Officer of OSE, Inc., a semiconductor products company which serves as the exclusive North American sales representative for Orient Semiconductor Electronics, Ltd., since January 1990. Orient Semiconductor Electronics, Ltd. is one of Asantes OEM suppliers in Asia. See "Security Ownership of Directors, Officers and Certain Beneficial Owners" and "Certain Relationships and Related Transactions." Prior to that time, Mr. Tseng was the Director of Engineering at Condata, Inc., an electronics products and engineering consulting company.

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

Mr. Steven Dix rejoined the company in October 2003 and currently serves as Senior Vice President and General Manager. Mr. Dix initially joined the company in 1993 and served as Director of Int'l Sales and Marketing until 1994. Prior to rejoining the company Mr. Dix was the VP of Sales and Marketing for NETGEAR, Inc. from Feb 1996 until March 2003. He has held senior sales management positions with Borland, SysKonnect and Farallon Computing

Mr. Jim Hsia joined the Company in September 1999 and served as Vice President of Marketing for the Company. Mr. Hsia now serves as Vice President of Product Marketing and Business Development. From February 1996 to September 1999 Mr. Hsia was the Vice President of Marketing at ZNYX Corporation. Prior to that he held various marketing positions at National Semiconductor, Eagle Technology (a business unit of Artisoft), Accton Technology and 3Com Corporation.

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

There are no family relationships among the directors and executive officers of the Company.

Board Meetings and Committees

The Board of Directors of the Company held a total of eight meetings and acted by written consent two times during the fiscal year ended September 27, 2003. During fiscal 2003, no director attended fewer than 75% of the meetings of the Board of Directors and its committees upon which such director served. The Board of Directors has an Audit Committee and a Compensation Committee. The Board of Directors has no nominating committee or any committee performing similar functions.

The information contained in the following sections entitled "Audit Committee" and "Audit Committee Report" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.

Audit Committee

The Audit Committee of the Board of Directors, which consisted of Mr. Lin, Mr. Kaufman (who resigned in August, 2003) and Mr. Tseng, met three times during the last fiscal year of the Company. The Company's Common Stock trades on the OTC (Over-the-Counter) Bulletin Board, and, accordingly, the Company is not subject to the rules of the Nasdaq Stock Market. During the last fiscal year, the Audit Committee did not consist solely of members who are independent directors within the meaning of Rule 4200(a)(14) of the Market Place Rules of the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee, the functions of the Audit Committee include, among others: recommending to the Board of Directors the retention of independent public accountants, subject to stockholder approval; reviewing and approving the planned scope, proposed fee arrangements and results of the Company's annual audit; reviewing and evaluating the Company's accounting principles and its system of internal accounting controls; and reviewing the independence of the Company's independent accountants.

Audit Committee Report for the Fiscal Year ended September 27, 2003

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended September 27, 2003 with the Company's management. The Audit Committee has discussed with Odenberg, Ullakko, Muranishi & Co. LLP, the Company's independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.

The Audit Committee has also received the written disclosures and the letter from Odenberg, Ullakko, Muranishi & Co. LLP required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees and the Audit Committee has discussed the independence of Odenberg, Ullakko, Muranishi & Co. LLP with that firm. The Audit Committee reviewed non-audit services provided by its independent accountants for the last fiscal year, and determined that those services did not impair the accountants' independence. The Audit Committee is also responsible for handling disagreements with the Company's independent accountants or the termination of their engagement.

Based on the Audit Committee's review and discussions noted above, the Audit Committee recommended to the Board of directors that the Company's audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003 for filing with the Securities and Exchange Commission. In addition, the Audit Committee reviewed and recommended to the Board that Odenberg, Ullakko, Muranishi & Co. be retained by the Company for the fiscal year ending October 4, 2004.

                                          Submitted by The Audit Committee
                                          Jeff Yuan-Kai Lin
                                          Edmond Y. Tseng

Compensation Committee

The Compensation Committee of the Board of Directors, which during the fiscal year ended September 27, 2003, consisted of Mr. Kaufman (who resigned in August
2003) and Mr. Tseng, met four times during the year. The Compensation Committee reviews and approves the Company's executive compensation policy, including the salaries and target bonuses of the Company's executive officers. In addition, the Compensation Committee administers the Company's stock plans, which includes recommending or approving the grant of options to new and existing employees (including officers and employee directors).

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 27, 2003, the Compensation Committee consisted of Mr. Kaufman (who resigned in August 2003) and Mr. Tseng, neither of who is an officer of the Company.

Mr. Tseng is the President and Chief Executive Officer and Dr. Duh is a director of OSE, Inc., a semiconductor products company which serves as the exclusive North American sales representative for Orient Semiconductor Electronics, Ltd. ("OSE"). The Company subcontracts the manufacturing of a substantial portion of its products through OSE. Under the Company's arrangement with OSE, the Company purchases certain components from third party vendors and sells these components to OSE at cost. OSE purchases or manufactures other components, assembles printed circuit boards, and tests and packages products for the Company on a purchase order basis. The Company is obligated to purchase products only to the extent it has signed firm purchase commitments with OSE. During fiscal 2001, 2002 and 2003, the Company's purchases from OSE totaled $1.3 million, $0.5 million and $0.1 million, respectively. The Company's arrangement with OSE provides for payment terms of 45 days from date of receipt of product. The Company sells certain component parts to OSE with payment terms similar to those granted to the Company. OSE and its affiliates are significant stockholders of the Company. A portion of the purchases from OSE included payments to OSE, Inc. See "Security Ownership of Directors, Officers and Certain Beneficial Owners."


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

In fiscal 2003, the Compensation Committee ("Committee") consisted of Mr. Kaufman (who resigned in August 2003) and Mr. Tseng, neither of whom is or has been an employee of the Company. The Committee is responsible for reviewing the compensation and benefits for the Company's executive officers, as well as supervising and making recommendations to the Board on compensation matters generally. The Committee also administers the Company's stock option and purchase plans and makes grants to executive officers under the Company's Key Executive Stock Plan and 2001 Stock Option Plan.

The Committee held four meetings during fiscal 2003. The following report is submitted on behalf of the Compensation Committee.

Compensation Policies

The Company operates in the high technology industry, characterized by rapid changes and extreme competition. The Board's compensation philosophy is to provide cash and equity incentives to the Company's executive officers and other employees to attract highly qualified personnel in order to maintain the Company's competitive position. The Board's compensation program goals are to: attract, retain and motivate qualified executive officers and employees who contribute to the Company's long-term success; align the compensation of executive officers with the Company's business objectives and performance; and align incentives for executive officers with the interests of stockholders in maximizing value.

Compensation Components

The compensation for executive officers generally consists of salary, annual incentives and stock option awards.

Base Salary. The salaries of each of the executive officers of the Company are generally based on salary levels of similarly sized companies, primarily those located in Silicon Valley. The Committee reviews generally available surveys and other published compensation data. The compensation of the executive officers, including the Chief Executive Officer, are generally reviewed annually by the Committee and/or the Board and adjusted on the basis of performance, the Company's results for the previous year and competitive conditions. Due to the Company's recurring operating losses and beginning in April 2001, the Compensation Committee recommended and the Company implemented a temporary salary reduction program which effects all salaries over certain minimum levels. Such salary reduction program affects primarily executive officer compensation and was implemented as part of the Company's cost cutting efforts.

Bonuses. The Company's intention is to develop bonus compensation plans designed to reward the Company's executive officers based on the Company's financial performance. There is no bonus plan in place for officers at this time.

The Company has a profit sharing plan approved by the Board of Director's during fiscal 2001. However, there were no bonuses earned under the profit sharing plan during fiscal year 2003. This plan covers all active, full-time employees of the Company who have been with the Company for a certain minimum period of the applicable fiscal year. Cash payments under the plan shall be made subsequent to the Company's applicable fiscal year and be based on yearly net income.

Equity-Based Compensation. The Company enables all eligible employees, including executive officers other than Mr. Wong, to purchase the Company's Common Stock at a discount by participating in the Company's 1993 Employee Stock Purchase Plan. In addition, the Company periodically grants to its executive officers stock options under the 2001 Stock Plan, and the Key Executive Plan, and grants to other employees stock options under the 2001 Stock Plan, in order to provide additional incentive for such persons. The Committee believes that such incentive promotes the long-term interests of the Company's stockholders. Options generally vest over a four-year period to encourage option holders to continue employment with the Company. In granting options, the Committee takes into account each individual's level of responsibility within the Company and such individual's expected future contribution, as well as the number of shares and outstanding options already held by the individual. The Board has adopted a stock option grant policy, pursuant to which employees (including officers except for Mr. Wong) may receive annual stock option grants, generally on their review date with the Company, in amounts based on certain criteria including continuous time with the Company, current salary, responsibilities, and job performance. Employees may also be entitled to receive additional option grants where the employee's job has significantly changed through growth or promotion. The exercise price of all options is the market price on the date of grant.

Compensation of Chief Executive Officer

The process of determining the compensation for the Company's Chief Executive Officer and the factors taken into consideration in such determination are generally the same as the process and factors used in determining the compensation of all of the executive officers of the Company. In fiscal 2003, the Company decreased the pay rates of most employee's, including the compensation of Mr Wong, as part of the Company's salary reduction program.

Tax Deductibility of Executive Compensation

Section 162(m) of the Code limits the federal income tax deductibility of compensation paid to the Company's Chief Executive Officer and to each of the other four most highly compensated executive officers. The Company may deduct such compensation only to the extent that during any fiscal year the compensation paid to any such individual does not exceed $1,000,000, unless compensation is performance-based and meets certain specified conditions (including stockholder approval). Based on the Company's current compensation plans and policies, the Committee does not anticipate, for the foreseeable future, that the Company will lose any significant tax deduction for executive compensation.

This report presented herein was approved by a motion of the Board of Directors.

                                  FOR THE COMPENSATION COMMITTEE

                                         Edmond Tseng


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the fiscal year ended September 27, 2003, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all compensation received by the Named Officers for services rendered to the Company in all capacities for fiscal years ended September 29, 2001, September 28, 2002; and September 27, 2003:



                                                                                          Long-Term
                                                  Annual Compensation                 Compensation Awards
                                          -------------------------------------       -------------------
                                                                                               Number
Name and Principal Position                                                    Restricted    of Shares
---------------------------                                     Other Annual      Stock      Underlying    LTIP      All Other
                                  Year     Salary     Bonus     Compensation     Awards       Options     Payouts  Compensation (1)
                                  ----     ------     -----     -------------    ------       -------     -------  ----------------
                                                                     ($)
Wilson Wong                     2003         84,000     -             -             -            --         -           609
President and Chief Executive   2002        114,108     -             -             -            --         -           920
Officer                         2001        162,662     -             -             -            --         -           789
  Chairman of the Board
Jeff Lin (2)                    2003         84,000     -             -             -            --         -           326
Chief Operating Officer         2002         49,002     -             -             -            --         -           132
Rusty Callihan                  2003         87,519     -             -             -            --         -          5,335
Vice President of Sales         2002        162,473     -             -             -          2,500        -           759
                                2001        170,845     -             -             -          1,000        -           551

Anthony Contos                  2003        115,696     -             -             -            -          -           214
Vice President Finance &        2002        127,669     -             -             -          5,000        -           222
Administration and Secretary    2001        136,412     -             -             -          2,573        -           248

Jim Hsia                        2003        114,216     -             -             -            -          -           208
Vice President of Marketing     2002        131,721     -             -             -          2,500        -           256
                                2001        142,059     -             -             -          1,000        -           261

-----------------------------------
(1)  Amount  consists  of  premiums  paid by the  Company  for  life  insurance,
     including   compensation  relating  to  over  $50,000  Life  Insurance  and
     Executive Life.

(2)  Mr. Jeff Lin rejoined the Company as an officer on June 1, 2002.

Stock Based Compensation Plans

As of September 27, 2003, the Company had granted options under five stock-based compensation plans that are described below.

The 2001 Stock Option Plan allows for issuance of options to the Company employees and consultants to purchase a maximum of 1,000,000 shares of common stock plus 7% of the outstanding common shares as of the last day of the immediately preceding year beginning in fiscal year 2002.

The 2000 Non-Statutory Stock Option Plan which allows for issuance of options to the Company employees and consultants to purchase a maximum of 120,000 shares of common stock.

The Directors' Stock Option Plan is described under the section "Compensation of Directors"

The Key Executive Option Plan allows for the issuance of options to key employees of the Company who are not recognized under the Directors' Stock Option Plan. The Key Executive Option Plan allows for the issuance of options to Key Employees to purchase a maximum of 404,999 shares of common stock. The Key Executive Option Plan expired in July 2003. The Company is currently in the process of redrafting a new plan to replace it.

In 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. During fiscal 2000 the Stockholders approved an amendment increasing the number of shares available for issuance under the Purchase Plan by 500,000 shares. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in the Purchase Plan can have up to 10% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period. Sales under the Purchase Plan in fiscal 2003, 2002, and 2001 were 79,909, 62,839, and 88,202 shares of common stock, respectively, at an average price of $0.07, $0.15, and $0.64, respectively. On September 27, 2003, 264,102 shares of common stock were available for future purchase.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Officers during the fiscal year ended September 27, 2003. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                        Option Grants in Last Fiscal Year

                                Individual Grants

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                   Annual Rates of
                           Number of                                                                 Stock Price
                             Shares       % of Total Options                                         Appreciation
                           Underlying         Granted to        Exercise                         for Option Term (3)
                        Options Granted      Employees in         Price                          -------------------
         Name                 (1)           Fiscal Year (2)     Per Share    Expiration Date         5%           10%
         ----                 ---           ---------------     ---------    ---------------         --           ---
Rusty Callihan               2,500               1.51%            0.120           5/1/12             $189         $478
Anthony Contos               5,000               3.02%            0.120           5/1/12             $377         $956
Jim Hsia                     2,500               1.51%            0.120           5/1/12             $189         $478
Chiu K. Fung                10,000               6.03%            0.280          11/2/11            1,761        4,463
                             3,000               1.81%            0.120           5/1/12             226.          574
Jeff Lin                    10,000               6.03%            0.2800         11/2/11           $1,761       $4,463

------------------------
(1) All options were granted under either the Company's 2001 Stock Option Plan or the Company's Key Executive Stock Plan and have exercise prices equal to the fair market value on the grant date. All options vest and become exercisable over a four-year period, generally at the rate of 25% on the first anniversary of the date of grant and 1/48 per month thereafter, subject to the option holder's continued employment with the Company. Under the foregoing plans, the Board retains discretion to modify the terms, including the prices, of outstanding options

(2) Based on options to purchase an aggregate of 79,909 shares granted in fiscal 2003.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Option Exercises and Holdings

The following table provides information with respect to option exercises in fiscal 2002, by the Named Officers and the value of such officers' unexercised options at September 27, 2003:

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values



                                                        Number of Shares
                                                     Underlying Unexercised            Value of Unexercised
                                                          Options at                 In-the-Money Options at
                                                        Fiscal Year-End                 Fiscal Year-End (1)
                                                  -------------------------------   ---------------------------
                        Shares
                       Acquired        Value
Name                  on Exercise    Realized      Exercisable    Unexercisable     Exercisable     Unexercisable
----                  -----------    --------      -----------    -------------     -----------     -------------
Wilson Wong               --            --           600,000            -               $ 0              $ 0
Jeff Lin                                             15,000           5,000            $ 750            $ 750
Anthony Contos            --            --           72,922           6,031            $ 581           $1,355
Jim Hsia                                             52,888           2,962            $ 269            $ 656
Rusty Callihan            --            --           60,083           3,417            $ 269            $ 656
Chiu K. Fung              --            --           13,250           9,750            $ 983           $ 1,448

----------------------
(1) Market value of unexercised options is based on the price of the last reported sale of the Company's Common Stock on the OTC (Over-the-Counter) Bulletin Board of $0.43 per share on September 26, 2003 (the last trading day for fiscal 2003), minus the exercise price. Does not include options that had an exercise price greater than $0.43.


Compensation of Directors

Directors who are employees of the Company receive no fees for services provided as members of the Board of Directors, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

Directors who are not employees of the Company receive a fee of $1,000 for each meeting attended and are also reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and its committees.

Non-employee Directors are also entitled to participate in the Company's 1993 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan, which was adopted by the Board of Directors in September 1993, and approved by the stockholders in October 1993, authorizes a total of 300,000 shares of Common Stock for issuance pursuant to options granted under the Directors' Plan. The Directors' Plan provides for an automatic grant of 40,000 shares of Common Stock to each non-employee Director on the date on which such individual first becomes a director. As approved by stockholders at the 1996 Annual Shareholder's Meeting, an amendment to the Directors' Plan also provides that each non-employee Director will be granted additional options for the purchase of 10,000 shares of Common Stock at the Board meeting immediately following the annual anniversary date of the non-employee Director's commencement of service on the Board of Directors.

Initial options granted under this plan have terms of ten years and typically the shares underlying the option vest over four years at the rate of 25% on the one year anniversary date, with the remaining shares vesting monthly in equal increments over the remaining three years. Subsequent options granted under this plan have a term of ten years and typically vest over the four years at the rate of 25% annually from the anniversary date. The exercise price of each option granted equals 100% of the fair market value of the Common Stock on the grant date, based on the closing price of the Common Stock as reported on the OTC (Over-the-Counter) Bulletin Board. Options granted under the Directors' Plan must be exercised within three months following the end of the optionee's tenure as a director of the Company, or within six months after the termination of a director's tenure due to death or disability; options not so exercised are then cancelled and may be reissued pursuant to the 1993 Directors' Stock Option Plan. The Directors' Plan is designed to work automatically, without administration; to the extent administration is necessary, however, such services are provided by those who administer the Company's stock plans. The Directors' Plan has been structured so that options granted to non-employee Directors will qualify as transactions exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 16b-3 promulgated thereunder. The Director's Plan expired on October 30, 2003 and the Company is in the process of redrafting a new plan to replace it.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2003, by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) the Company's Chief Executive Officer and each of the four other most highly compensated executive officers during the fiscal year ended September 27, 2003, (collectively, the "Named Officers"), (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                        Shares       Percentage
                                                     Beneficially   Beneficially
Beneficial Owner                                        Owned          Owned
------------------                                     --------        ------
Jeff Yuan-Kai Lin (1)                                 1,173,000        11.6%
Wilson Wong (2)                                       1,774.250        17.5%
Dr. Eugene C.Y. Duh (3)                               1,199,504        11.8%
OSE, Ltd.(4)(5)                                          25,293        0.02%
MK GVD Fund(6)                                          500,000         4.9%
Michael D. Kaufman(6)                                     8,333         0.1%
Delta International Holding, Ltd(7)                     333,333         3.3%
Delta Networks, Inc.(7)                                 166,667         1.6%
Edmond Tseng(8)(9)                                       98,333         1.0%
Rusty Callihan(10)                                       60,083          *
Anthony Contos (11)                                      72,922          *
Jim Hsia(12)                                             58,299          *
Chiu K. Fung(13)                                         13,250          *
All directors and executive officers as a group       5,483.267        54.0%
(9 persons)


*Represents less than one percent of the outstanding Common Stock.

-----------------------
(1) The address for Mr. Lin is 821 Fox Lane, San Jose, California 95131. Includes 15,000 shares issuable under stock options exercisable within 60 days of December 31, 2003.

(2) The address for Mr. Wong is 821 Fox Lane, San Jose, California 95131. Includes 587,498 shares issuable under stock options exercisable within 60 days of December 31, 2003.

(3) The address for Dr. Duh is Orient Semiconductor Electronics, Ltd., No. 12-2 Nei Huang S. Rd., NEPZ Kaohsiung 81120, Taiwan, ROC.

(4) Dr. Duh is a Director of OSE Ltd. As such, Dr. Duh may be deemed to be a beneficial owner of these shares.

(5) Dr. Duh is a Director and Mr. Tseng is President of OSE, Inc. As such, Dr. Duh, Mr. Tseng, and OSE Ltd. may be deemed to be beneficial owners of these shares.

(6) The address for MK GVD Fund and Mr. Kaufman is 2471 E. Bayshore Road, Suite 520, Palo Alto, California 94303. Mr. Kaufman and Gregory Lahann are general partners of MK GVD Management. Each of these individuals shares voting and investment power with respect to the shares held by MK GVD Fund, and therefore may be deemed to be beneficial owners of such shares.

(7) Delta International Holding, Ltd, and Delta Networks, Inc. are related parties, and therefore may be deemed to be beneficial owners of such shares.

(8) The address for Edmond Tseng is Orient Semiconductor, Inc., 2221 Old Oakland Rd, San Jose, CA 95131.

(9) Includes 55,000 shares issuable under stock options exercisable within 60 days of December 31, 2003.

(10) All shares indicated are issuable under stock options exercisable within 60 days of December 31, 2003.

(11) All shares indicated are issuable under stock options exercisable within 60 days of December 31, 2003.

(12) Includes 52,888 shares issuable under stock options exercisable within 60 days of December 31, 2003.

(13) All shares indicated are issuable under stock options exercisable within 60 days of December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Delta Electronics Group of Companies includes Delta Networks, Inc. and Delta International Holdings, Ltd. who owns 166,667 and 333,333, respectively, of the Company's common stock, which together represents approximately 5.0% of the common stock of the Company. The Company subcontracts the manufacturing of a substantial portion of its products through Delta Networks, Inc. ("Delta"). Under the Company's arrangement with Delta, the Company purchases certain components from third party vendors and sells these components to Delta at cost. Delta purchases or manufactures other components, assembles printed circuit boards, and tests and packages products for the Company on a purchase order basis. The Company is obligated to purchase products only to the extent it has signed firm purchase commitments with Delta. During fiscal 2002 and 2003, the Company's purchases from Delta totaled $3.2 million and $2.7 million, respectively. The Company's arrangement with Delta provides for payment terms of 90 days from date of receipt of product. The Company sells certain component parts to Delta with payment terms similar to those granted to the Company. Delta and its affiliates own in aggregate approximately 5% of the Company. See "Security Ownership of Certain Beneficial Owners and Management"

                                     PART IV

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as amended by release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the Company's first fiscal year ending after December 15, 2003.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedule at page 30 of this Form 10-K.

              (2) Financial   Statement   Schedule  -  See  Index  to  Financial
                  Statements and Financial Statement Schedule at page 30 of this Form 10-K.

              (3) Exhibits - See Exhibit Index at page 69 of this Form 10-K.

         (b) The Registrant filed or amended the following reports on Form 8-K during the last quarter of the fiscal year ended September 27, 2003:

              (1) On August 5, 2003 the Company  filed a Form 8-K  reporting  an
                  Item 4 event relating to the change of its certifying accountants.

              (2) On August 14, 2003 the Company  filed a Form 8-K  reporting an
                  Item 9 event regarding the Company's intention to restate its historical financial statements from fiscal year 2002 and prior.

              (3) On September  17, 2003 the Company  filed a Form 8-K reporting an Item 5 event regarding its termination of the Merger Agreement with Oblique, Inc. and the signing of a Letter of Intent to merge with Acorn Campus.

         (c)  See Exhibit Index at page 69 of this Form 10-K.

         (d) See Index to Financial Statements and Financial Statement Schedule at page 30 of this Form 10-K.

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

10.14    Extension of Sublease Agreement dated June 10, 1997.(2)

10.15 Distribution Agreement dated September 30, 1992 between Registrant and MicroWarehouse.(4)

23.1     Consent of Odenberg, Ullakko, Muranishi & Co. LLP

23.2     Consent of PricewaterhouseCoopers LLP

31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 5, 2004
                                    ASANTE TECHNOLOGIES, INC.



                                    By: /s/Wilson Wong
                                        -----------------------------------
                                        Wilson Wong,
                                        President and Chief Executive Officer


                                    By: /s/Robert Pendergrass
                                        Robert Pendergrass
                                        Interim Chief Financial Officer
                                        and Secretary

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilson Wong and Robert Pendergrass, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

               Signature                                         Title                              Dates
---------------------------------------- ------------------------------------------------- -------------------------
/s/ Wilson Wong                          President and Chief Executive Officer                  March  5, 2004
----------------------------             (Principal Executive Officer) and Director
       (Wilson Wong)

/s/ Robert Pendergrass                   Acting Chief Financial Officer, President of           March  5, 2004
----------------------------             Finance and Administration (principal
    (Robert Pendergrass)                 Finance and Accounting Officer)

/s/ Edmond Tseng                         Director                                               March  5, 2004
----------------------------
      (Edmond Tseng)

/s/ Jeff Yuan Kai Lin                    Director                                               March  5, 2004
----------------------------
    (Jeff Yuan Kai Lin)

                                   SCHEDULE II

                            ASANTE TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                 Additions
                                                   Balance at    Charged to                   Balance at
                                                   Beginning     Costs and                      End of
Description                                        of Period      Expenses     Deductions       Period
-----------                                        ---------      --------     ----------       ------
Year ended September 29, 2001
      Allowance for doubtful accounts,
         price protection and distributor rebates   $ 2,043       $   974        $(1,111)       $ 1,906

      Allowance for sales returns                       568            36           (172)           432
                                                    -------       -------        -------        -------

                                                    $ 2,611       $ 1,010        $(1,283)       $ 2,338
                                                    =======       =======        =======        =======

--------------------------------------------------------------------------------------------------------

Year ended September 28, 2002:
     Allowance for doubtful accounts,
       price protection and distributor rebates     $ 1,906       $   864        $(1,334)       $ 1,436

     Allowance for sales returns                        432            75           (173)           334
                                                    -------       -------        -------        -------
                                                    $ 2,338       $   939        $(1,507)       $ 1,770
                                                    =======       =======        =======        =======

--------------------------------------------------------------------------------------------------------

Year ended September 27, 2003:
     Allowance for doubtful accounts,
       price protection and distributor rebates     $ 1,436       $ 1,029        $(1,486)       $   979

     Allowance for sales returns                        334           228           (345)           217
                                                    -------       -------        -------        -------
                                                    $ 1,770       $ 1,257        $(1,831)       $ 1,196
                                                    =======       =======        =======        =======
