Form 10QSB
period 2003-12-27
ASANTE TECHNOLOGIES INC
filed 2004-04-05
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB

    (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 27, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------  ----------

                         Commission file number: 0-22632

                            ASANTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            77-0200286
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

As of March 19, 2004 there were 10,163,302 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                   PAGE NO.


Item 1. Financial Statements:

       Unaudited Condensed Balance Sheets -
                December 27, 2003 and September 27, 2003                       3

       Unaudited Condensed Statements of Operations -
                Three months ended December 27, 2003
                and December 28, 2002                                          4

       Unaudited Condensed Statements of Cash Flows -
                Three months ended December 27, 2003 and
                December 28, 2002                                              5

       Notes to Unaudited Condensed Financial Statements                       6

Item 2:         Management's Discussion and Analysis or
                Plan of Operations                                            13

Item 3:         Controls and Procedures                                       20

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                             22

Item 5:         Other Information                                             22

Item 6:         Exhibits and Reports on Form 8-K                              22

                Signature                                                     23

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)

                                                           December 27,    September 27,
                                                              2003             2003
                                                            --------         --------
Assets
Current assets:
     Cash and cash equivalents                              $  1,097         $  1,723
     Accounts receivable, net                                  1,537            1,759
     Inventory                                                   891              930
     Prepaid expenses and other current assets                   169               27
                                                            --------         --------

              Total current assets                             3,694            4,439

Property and equipment, net                                       39               51
Other assets                                                     173              172
                                                            --------         --------

              Total assets                                  $  3,906         $  4,662
                                                            ========         ========


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                       $  1,214         $  1,050
     Accrued expenses                                          1,710            1,779
                                                            --------         --------

              Total current liabilities                        2,924            2,829
                                                            --------         --------
Stockholders' equity (deficit):

   Common Stock                                               28,428           28,427
   Accumulated deficit                                       (27,446)         (26,594)
                                                            --------         --------

              Total stockholders' equity                         982            1,833
                                                            --------         --------

Total liabilities and stockholders' equity                  $  3,906         $  4,662
                                                            ========         ========

              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share date)

                                                    Three months ended
                                               -----------------------------
                                               December 27,     December 28,
                                                  2003             2002
                                                --------         --------

Net sales                                       $  2,063         $  3,834
Cost of sales                                      1,433            2,387
                                                --------         --------

     Gross profit                                    630            1,447
                                                --------         --------

Operating expenses:
     Sales and marketing                             713              898
     Research and development                        481              555
     General and administrative                      281              295
                                                --------         --------

Total operating expenses                           1,475            1,748
                                                --------         --------

Loss from operations                                (845)            (301)

Interest and other income (expense), net              (7)              (8)
                                                --------         --------

Loss before income taxes                            (852)            (309)

Provision for income taxes                            --               --
                                                --------         --------

Net loss                                        ($   852)        ($   309)
                                                ========         ========


Basic and diluted net loss per share            ($  0.08)        ($  0.03)
                                                ========         ========

Shares used in per share calculation:

                Basic and diluted                 10,150           10,066
                                                ========         ========

              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                         Three months ended
                                                      ------------------------
                                                      December 27,  December 28,
                                                         2003           2002
                                                       -------        -------


Cash flows from operating activities:
      Net loss                                         $  (852)       $  (309)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                     12             18
          Provision for doubtful accounts receivable        16             48
      Changes in operating assets and liabilities:
          Accounts receivable                              206           (582)
          Inventory                                         39            392
          Prepaid expenses and other assets               (143)            (9)
          Accounts payable                                 164             47
          Accrued expenses                                 (69)           151
                                                       -------        -------
Net cash used in operating activities                     (627)          (244)
                                                       -------        -------

Cash flows from investing activities:
      Purchases of property and equipment                   --            (17)
                                                       -------        -------
Net cash used by investing activities                       --            (17)
                                                       -------        -------

Cash flows from financing activities
   Exercise of stock options                                 1              0
                                                       -------        -------
Net cash provided by financing activities                    1              0
                                                       -------        -------
Net decrease in cash and and cash equivalents             (626)          (261)
Cash and cash equivalents, beginning of period           1,723          3,282
                                                       -------        -------

Cash and cash equivalents, end of period               $ 1,097        $ 3,021
                                                       =======        =======

              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.  Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the fiscal year ended September 27, 2003, included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for its products from the level experienced during fiscal year 2003, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

For the quarter ended December 27, 2003, the Company incurred a loss from operations of $852,000 and cash used in operating activities was $627,000. In fiscal years 2003 and 2002, the Company also incurred substantial operating losses and negative cash flows from operations. As of December 27, 2003, the Company had an accumulated deficit of $27.4 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2004.

At December 27, 2003, the Company had cash and cash equivalents of $1.1 million compared to $1.7 million at September 27, 2003, which represents a 35% decline. Working capital was $0.8 million at December 27, 2003, compared to $1.6 million at September 27, 2003. On February 11, 2004, the Company renewed its bank line of credit agreement which provides for borrowings of up to $2.0 million. The renewed line of credit expires on January 30, 2005. However, borrowings under the line of credit are subject to compliance with certain financial covenants and are limited to a specified percentage of eligible accounts receivable.

The recurring losses, accumulated deficit and expected continued negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                         Three Months Ended
                                                       ----------------------
                                                      December 27,  December 28,
                                                         2003          2002
                                                       --------      --------
Net loss                                               $   (852)     $   (309)
                                                       ========      ========
Weighted average common stock outstanding (basic)        10,150        10,066
Effect of dilutive warrants and options                      --            --
                                                       --------      --------
Weighted average common stock outstanding (diluted)      10,150        10,066
                                                       ========      ========
Net loss per share:
     Basic and diluted                                 $  (0.08)     $  (0.03)
                                                       ========      ========

For the three months ended December 27, 2003, and December 28, 2002, options and warrants outstanding of 1,633,318 and 1,715,936, respectively, were excluded since their effect was antidilutive.

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

Note 4.  Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                   December 27,  September 27,
                                      2003           2003
                                      ----           ----
Raw materials and component parts     $ 47           $ 39
Work-in-process                         13             23
Finished goods                         831            868
                                      ----           ----
                                      $891           $930
                                      ====           ====

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

Longer warranty periods are provided on a limited basis including "lifetime" warranties on some of the Company's older legacy products.

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

Changes in our warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheets, during the period are as follows (in thousands):

Balance as of September 27, 2003                                          $ 430
Provision for warranty liability for sales made during
the three month period ended December 27, 2003                               76
Settlements made during the three month period ended December 27, 2003      (76)
                                                                           -----

Balance as of December 27, 2003                                           $ 430
                                                                           -----

Note 6.  Bank Borrowings

On February 11, 2004, the Company renewed its bank line of credit which provides for maximum borrowings of $2.0 million, and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit expires on January 30, 2005. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. As of March 15, 2004, approximately $200,000 was available on this line of credit and the Company was in compliance with the covenants of the line of credit agreement. During March 2004 the Company had drawn down $150,000 on this line of credit which amount was subsequently repaid on March 19, 2004.

Note 7.  Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the three month periods ended December 27, 2003 and December 28, 2002, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Note 8.  Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights.

As of December 27, 2003, the Company was unaware of any asserted claims which would have a material impact on its business, or results of operations.

Note 9.  Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial statements.

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

Note 10. Segment Information

The Company has determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first three months of each fiscal year are as follows:

                           2004              2003
                           ----              ----
United States               79%               83%
Europe                      15%               11%
Other                        6%                6%

Substantially all of the Company's assets are located in the United States of America.

Note 11. Stock Based Compensation

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the following pro forma amounts (in thousands, except per share amounts):

                                                  Three Months Ended
                                                 --------------------
                                               December 27,  December 28,
(In thousands, except per share data)             2003          2002
                                                 ------        ------
Net loss as reported                             $(852)        $(309)
                                                 ------        ------
Employee stock-based compensation expense
determined under the fair value method           $  11         $  41
                                                 ------        ------
         Pro forma net loss                      $(863)        $(350)
                                                 ======        ======
Net loss per share:
     As reported
         Basic and diluted                       $(0.08)       $(0.03)
                                                 ======        ======
     Pro forma
         Basic and diluted                       $(0.09)       $(0.03)
                                                 ======        ======

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-QSB for the three months ended December 27, 2003, the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, and the Company's recently filed 10-K/A for the fiscal year ended September 28, 2002. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of fiscal 2004 were $2.1 million, a decrease of $1.7 million, or 46%, from net sales of $3.8 million for the first quarter of fiscal 2003. Sales of the Company's products continued to be negatively impacted by the ongoing economic slowdown affecting the industry, a reduction in revenues in the distribution channel due to several factors including, heavy competitive pressures negatively impacting selling prices of networking products, and to some extent, delayed spending in the education channel due to budget cuts causing a reduction in managed systems sales during the quarter. Management anticipates that revenues of the Company's managed systems and Gigabit products will improve compared to the first quarter, while sales of adapters will remain flat, or decrease somewhat due to lower selling prices and continued incorporation of Ethernet onto the motherboard of many newer computers.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 21% of net sales for the first quarter of fiscal 2004 compared to 17% for the first quarter of fiscal 2003. The increase in international sales in percentage terms for the first three months of fiscal 2004 as compared to the same period of fiscal 2003 was due in part to increased revenues as a percentage of sales to Canada and Europe.

Cost of Sales and Gross Profit

Cost of sales for the quarter ended December 27, 2003 decreased 40% to $1.4 million, compared to $2.4 million reported in the same quarter of fiscal 2003. The lower cost of sales was due primarily to reduced sales for the first quarter of fiscal 2004. Gross profit for the quarter ended December 27, 2003 declined 57% to $0.6 million compared to $1.4 million for the quarter ended December 28, 2002. The decrease in gross profit for the quarter is consistent with the decrease in net sales and cost of sales experienced during the first quarter of fiscal year 2004.

The Company's gross profit as a percentage of net sales decreased to 30% for the first quarter of fiscal 2004 as compared to 37.7% for the same period in fiscal 2003. This decrease was due primarily to competitive pricing pressures which had the effect of reducing overall profit margins.

Sales and Marketing

Sales and marketing expenses decreased by $184,000, or 21%, to $713,000 in the first quarter of fiscal 2004 compared to $898,000 for the first quarter of fiscal 2003. As a percentage of sales, these expenses were 34.6% in the first quarter of fiscal 2004 compared with 23.4% in the first quarter of fiscal 2003. The lower sales and marketing expenditures were due primarily to decreases in personnel and related costs, and advertising related costs. The Company believes that sales and marketing expenses overall will remain approximately flat for the remainder of fiscal 2004.

Research and Development

Research and development expenses decreased by $74,000, or 13% to $481,000 in the first quarter of fiscal 2004 compared to $555,000 reported in the first quarter of fiscal 2003. The decrease was due primarily to lower depreciation, prototype and personnel related costs. The Company expects that future spending on research and development will decrease slightly in absolute dollars for the remainder of fiscal 2004.

General and Administrative

General and administrative expenses decreased by $14,000 in the first quarter of fiscal 2004 to $281,000 compared to $295,000 in the first quarter of fiscal 2003. As a percentage of net sales, these expenses were 14% for the first quarter of fiscal 2004, as compared with 8% in the first quarter of fiscal 2003. The decrease during the first quarter of 2004 reflects a decrease in personnel related costs as the Company continues its cost cutting programs. The Company expects that general and administrative spending will be reduced for the remainder of fiscal 2004, except for expenses associated with financing, professional fees and related activities.

Off Balance Sheet Arrangements

During the first quarter of fiscal year 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended December 27, 2003 and December 28, 2002, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Liquidity and Capital Resources

Net cash used in operating activities was $627,000 for the three months ended December 27, 2003, compared to cash used of $244,000 for the three months ended December 28, 2002. During the first three months of fiscal 2004, the net cash used in operating activities resulted primarily from the Company's net loss and an increase in prepaid expenses of $143,000. These cash outflows were partially offset by net cash inflows from accounts receivable of $206,000 and an increase in accounts payable of $164,000.

Net cash used in investing activities and provided by financing activities for the first three months of fiscal 2004 and fiscal 2003 was insignificant.

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement expired in November 2003. However, the parties entered into an amendment to extend the line of credit term to January 31, 2004, during which time the Company negotiated a renewal of the line of credit with the bank. On February 11, 2004, the line of credit was renewed with a new maturity date of January 30, 2005. As of March 15, 2004, approximately $200,000 was available on this line of credit and the Company was in compliance with the covenants of the line of credit agreement. During March 2004 the Company has drawn down $150,000 on this line of credit which amount was subsequently repaid on March 19, 2004.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under this lease at December 27, 2003 are as follows (in thousands):

         Fiscal year ended October 2, 2004                  $ 654

In the first three months of fiscal 2004, and fiscal years 2003 and 2002, the Company incurred net losses and negative cash flows from operations and as of December 27, 2003, the Company had an accumulated deficit of $27.4 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2004. The Company anticipates that its existing cash and its ability to borrow under its line of credit may not be sufficient to meet its working capital and operating expense requirements through the end of fiscal year 2004.

During the first quarter, the Company continued implementing several cost savings measures aimed at reducing its cash usage rate, including a reduction in personnel and other operating expenses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections or if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2003, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

Factors Affecting Future Operating Results

The development and marketing of products requires significant amounts of capital. A decline in future orders and revenues might require the Company to seek additional capital to meet it's working capital needs during or beyond the next twelve months if it is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company needs additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the networking industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives which raises substantial doubt about the Company's ability to continue as a going concern.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to employment or non-competition agreements with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2003 and in the first quarter of fiscal 2004, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by significant competition, rapidly changing salary structures, and a need for very specialized experience. These conditions, along with the Company's reduced financial resources, could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

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

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, fluctuations in channel inventory levels, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the current depressed economy and seasonal purchasing patterns specific to the computer and networking industries The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial statements.

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

ITEM 3.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors, which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights.

As of December 27, 2003, the Company was unaware of any asserted claims which would have a material impact on its business or results of operations.

ITEM 5.  OTHER INFORMATION

On December 18, 2003, the Company signed a Letter of Intent with UNETEK, for the private investment of funds with the Company for approximately $3.0 million. Additionally, on December 23, 2003, the Company entered into a new, non-binding, Letter of Intent to merge with Oblique, Inc. The Merger is conditioned upon, among other things, an expedited due diligence period, and several other factors, including an expedited process to arrive at a Definitive Merger Agreement with certain minimum acceptable terms including a bridge funding of approximately $1.0 million. The Company plans on proceeding with only one of these transactions however, and the Board of Directors is currently evaluating each of these proposals.

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

(b) Reports on Form 8-K during the quarter reported: None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 1, 2004                   ASANTE TECHNOLOGIES, INC.
                                              (Registrant)

                                           By:       /s/ Wilson Wong
                                              ----------------------------------
                                                    Wilson Wong, President
                                                    (Authorized Officer and
                                                    Chief Executive Officer)