Form 10QSB
period 2004-03-31
ASANTE TECHNOLOGIES INC
filed 2004-05-17
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 27, 2004

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

As of April 30, 2004 there were 10,163,302 shares of the Registrant's Common Stock outstanding.

Transitional/Small Business Disclosure Forma:  Yes [ ]  No [X]

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
Item 1.       Financial Statements:

              Condensed Balance Sheets -
                March 27, 2004 (Unaudited) and September 27, 2003 (Audited)                                  3

              Unaudited Condensed Statements of Operations -
                Three and six months ended March 27, 2004 and March 29, 2003                                 4

              Unaudited Condensed Statements of Cash Flows -
                Three and six months ended March 27, 2004 and March 29, 2003                                 5

              Notes to Unaudited Condensed Financial Statements                                              6

Item 2:       Management's Discussion and Analysis or Plan of Operations                                    13

Item 3:       Controls and Procedures                                                                       20

PART II.      OTHER INFORMATION

Item 1:       Legal Proceedings                                                                             22

Item 6:       Exhibits and Reports on Form 8-K                                                              22

              Signature                                                                                     23

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                            Asante Technologies, Inc.
                            Condensed Balance Sheets
                                 (in thousands)

                                                             March 27,     September 27,
                                                               2004           2003
                                                             --------       --------
                                                            (Unaudited)     (Audited)
Assets

Current assets:
     Cash and cash equivalents                               $    209       $  1,723
     Accounts receivable, net                                   1,337          1,759
     Inventory                                                    679            930
     Prepaid expenses and other current assets                     59             27
                                                             --------       --------

                                Total current assets            2,284          4,439

Property and equipment, net                                        28             51
Other assets                                                      198            172
                                                             --------       --------

                                Total assets                 $  2,510       $  4,662
                                                             ========       ========


Liabilities and stockholders' equity (deficit)

Current liabilities:
     Accounts payable                                        $  1,133       $  1,050
     Accrued expenses                                           1,448          1,779

                                Total current liabilities       2,581          2,829
                                                             --------       --------


Stockholders' equity (deficit):
     Common stock                                              28,430         28,427
     Accumulated deficit                                      (28,501)       (26,594)
                                                             --------       --------

                                Total stockholders' equity
                                (deficit)                         (71)         1,833
                                                             --------       --------

Total liabilities and stockholders' equity (deficit)         $  2,510       $  4,662
                                                             ========       ========

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)

                                         Three months ended        Six months ended
                                        ---------------------   ---------------------
                                        March 27,   March 29,   March 27,   March 29,
                                          2004        2003        2004        2003
                                        --------    --------    --------    --------
Net sales                               $  1,844    $  2,564    $  3,907    $  6,398
Cost of sales                              1,479       1,567       2,912       3,954
                                        --------    --------    --------    --------

     Gross profit                            365         997         995       2,444
                                        --------    --------    --------    --------

Operating expenses:
     Sales and marketing                     753         978       1,466       1,876
     Research and development                377         498         858       1,053
     General and administrative              260         243         541         538
                                        --------    --------    --------    --------

Total operating expenses                   1,390       1,719       2,865       3,467
                                        --------    --------    --------    --------

Loss from operations                      (1,025)       (722)     (1,870)     (1,023)

Interest and other income
(expense), net                               (30)        (33)        (37)        (41)
                                        --------    --------    --------    --------

Loss before income taxes                  (1,055)       (755)     (1,907)     (1,064)

Provision for income taxes                  --          --          --          --
                                        --------    --------    --------    --------

Net loss                                ($ 1,055)   ($   755)   ($ 1,907)   ($ 1,064)
                                        ========    ========    ========    ========


Basic and diluted net loss per
share                                   ($  0.10)   ($  0.07)   ($  0.19)   ($  0.11)
                                        ========    ========    ========    ========

Shares used in per share calculation:

              Basic and diluted           10,158      10,086      10,154      10,076
                                        ========    ========    ========    ========

              The accompanying notes are an integral part of these
                    Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                              Six months ended
                                                            --------------------
                                                            March 27,  March 29,
                                                              2004        2003
                                                            -------    --------
Cash flows from operating activities:
     Net loss                                               $(1,907)    $(1,064)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
        Depreciation and amortization                            23          32
        Provision for doubtful accounts receivable               32          72
     Changes in operating assets and liabilities:
        Accounts receivable                                     390         209
        Inventory                                               251        (476)
        Prepaid expenses and other assets                       (58)         (4)
        Accounts payable                                         83         276
        Payable to stockholder                                 --            52
        Accrued expenses                                       (331)         99
                                                            -------     -------

Net cash used in operating activities                        (1,517)       (804)
                                                            -------     -------

Cash flows from investing activities:
     Purchases of property and equipment                       --           (17)
     Other assets                                              --             2
                                                            -------     -------

Net cash used in investing activities                          --           (15)
                                                            -------     -------

Cash flows from financing activities:
     Issuance of Common Stock                                     3           1
                                                            -------     -------

Net cash provided by financing activities                         3           1
                                                            -------     -------

Net decrease in cash and cash equivalents                    (1,514)       (818)
Cash and cash equivalents, beginning of period                1,723       3,282
                                                            -------     -------

Cash and cash equivalents, end of period                    $   209     $ 2,464
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

For the quarter ended March 27, 2004, the Company incurred a loss from operations of $1,055,000 and cash used in operating activities was $1,517,000. In fiscal years 2003 and 2002, the Company also incurred substantial operating losses and negative cash flows from operations. As of March 27, 2004, the Company had an accumulated deficit of $28.5 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2004.

At March 27, 2004, the Company had cash and cash equivalents of $209,000 compared to $1.7 million at September 27, 2003, which represents an 88% decline. Working capital was negative $297,000 at March 27, 2004, compared to $1.6 million at September 27, 2003. On February 11, 2004, the Company renewed its bank line of credit agreement which provides for borrowings of up to $2.0 million. The renewed line of credit expires on January 30, 2005. However, borrowings under the line of credit are subject to compliance with certain financial covenants and are limited to a specified percentage of eligible accounts receivable.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                              Three Months Ended              Six Months Ended
                                                            ------------------------      -----------------------
                                                            March 27,      March 29,      March 27,      March 29,
                                                              2004           2003           2004           2003
                                                            --------       --------       --------       --------
Net Loss                                                    $ (1,055)      $   (755)      $ (1,907)      $ (1,064)
                                                            ========       ========       ========       ========

Weighted average common stock outstanding (basic)             10,158         10,086         10,154         10,076
Effect of dilutive warrants and options                         --             --             --             --
Weighted average common stock outstanding (diluted)           10,158         10,086         10,154         10,076
                                                            ========       ========       ========       ========
Net loss per share:
   Basic and diluted                                        $  (0.10)      $  (0.07)      $  (0.19)      $  (0.11)
                                                            ========       ========       ========       ========

For the three months ended March 27, 2004, and March 29, 2003, options and warrants outstanding of 1,633,318 and 1,710,726, respectively, were excluded since their effect was antidilutive.

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

Note 4. Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                  March 27,        September 27,
                                                    2004               2003
                                                   -------           -------
Raw materials                                      $    25           $    39
Work -in-process                                        14                23
Finished goods                                         640               868
                                                   -------           -------
                                                   $   679           $   930
                                                   =======           =======

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

Changes in our warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheets, during the period are as follows (in thousands):


Balance as of September 27, 2003                                        $   430
Provision for warranty liability for sales made during the six
month period ended March 27, 2004                                           152
Settlements made during the six month period ended March 27, 2004          (152)
                                                                        --------

Balance as of March 27, 2004                                            $   430
                                                                        --------


Note 6.      Bank Borrowings

On February 11, 2004, the Company renewed its bank line of credit which provides for maximum borrowings of $2.0 million, and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit expires on January 30, 2005. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. At March 27, 2004, the Company was not in compliance with one of the covenants under the line of credit agreement related to the Company's net worth. During March 2004 the Company made several draw downs on this line of credit in individual amounts of up to $150,000, all of which had been repaid as of March 27, 2004.

Note 7.      Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the three month periods ended March 27, 2004 and March 29, 2003, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Note 8.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights.

As of March 27, 2004, the Company was unaware of any asserted claims which would have a material impact on its business, or results of operations.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 during the second quarter of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company's condensed consolidated financial statements.

Note 10. Segment Information

The Company has determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first six months of each fiscal year are as follows:

                                      2004            2003
                                      ----            ----
United States                          77%             81%
Europe                                 17%             12%
Other                                   6%              7%

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

                                                     Three Months Ended            Six Months Ended
                                                   -----------------------     -----------------------
(In thousands, except per share date)              March 27,     March 29,     March 27,     March 29,
                                                    2004           2003          2004          2003
                                                   -------       -------       -------       -------
Net Loss as reported                               $(1,055)      $  (755)      $(1,907)      $(1,064)
                                                   -------       -------       -------       -------
Employee stock-based compensation expense
determined under the fair market value method      $    12       $    16       $    23       $    57
                                                   -------       -------       -------       -------

         Pro forma net loss                        $(1,067)      $  (771)      $(1,930)      $(1,121)
                                                   -------       -------       -------       -------

Net loss per share:
   As reported
      Basic and diluted                            $ (0.10)      $ (0.07)      $ (0.19)      $ (0.11)
                                                   -------       -------       -------       -------

    Pro Forma
         Basic and diluted                         $ (0.11)      $ (0.08)      $ (0.19)      $ (0.11)
                                                   -------       -------       -------       =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-QSB for the three and six months ended March 27, 2004, the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, and the Company's 10-K/A for the fiscal year ended September 28, 2002. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the second quarter of fiscal 2004 were $1.8 million, a decrease of $720,000, or 28%, from net sales of $2.5 million for the second quarter of fiscal 2003. Sales of the Company's products continued to be negatively impacted by the ongoing economic slowdown affecting the industry, a reduction in revenues in the distribution channel due to several factors including, heavy competitive pressures negatively impacting selling prices of networking products, and to some extent, delayed spending in the education channel due to budget cuts causing a reduction in managed systems sales during the quarter. Management anticipates that revenues of the Company's managed systems and Gigabit products will improve compared to the second quarter, while sales of adapters will remain flat, or decrease somewhat due to lower selling prices and continued incorporation of Ethernet onto the motherboard of many newer computers.

Net sales for the first six months of fiscal 2004 decreased by 39% to $3.9 million compared to $6.4 million for the first six months of fiscal 2003. During the six months ended March 27, 2004, the Company's sales levels were negatively impacted by the continued economic slow down affecting the industry. Additionally, the decrease in sales for the six months ended March 27, 2004 compared to March 29, 2003 was due to several factors including sharp declines in selling prices due to heavy competitive pressures, a reduction of Mac specific networking adapters due to Apple's continued incorporation of Ethernet onto the motherboard of most of their newer computers, and delays in educational purchasing due to budget reductions.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 24% of net sales for the second quarter of fiscal
2004 and were approximately 23% for the first six months of fiscal 2004. These percentages compare to 21% and 19% for the second quarter and first six months of fiscal 2003, respectively. The increase in international sales in percentage terms for the first six months of fiscal 2004 as compared to fiscal 2003 was due in part to increased revenues of the Company's products in Europe.

Cost of Sales and Gross Profit
------------------------------

Cost of sales for the quarter ended March 27, 2004 decreased slightly to $1.48 million, compared to $1.57 million reported in the same quarter of fiscal 2003. The lower cost of sales was due primarily to reduced sales for the second quarter of fiscal 2004. Gross profit for the quarter ended March 27, 2004 declined 63% to $365,000 compared to $997,000 for the quarter ended March 29, 2003. The decrease in gross profit for the quarter is consistent with the decrease in net sales and cost of sales experienced during the most recently completed quarter.

For the first six months of fiscal 2004, cost of sales have decreased 26% to $2.9 million compared to $3.9 million for the same period in fiscal 2003. Gross profits have declined 59% to $1.0 million for the first six months of fiscal 2004, compared to $2.4 million of gross profit reported during the first six months of fiscal 2003. The decrease in gross profit for the first six months of fiscal 2004 is due primarily to the significant decline in net sales.

The Company's gross profit as a percentage of net sales decreased to 20% for the second quarter of fiscal 2004 as compared to 39% for the same period in fiscal 2003. This decrease was due primarily to competitive pricing pressures and higher provision to cover slow moving and obsolete inventory. The Company's gross profit as a percentage of net sales decreased to 25% for the first six months of fiscal 2004 as compared to 38% for the same period in fiscal 2003. The decrease was due primarily to competitive pricing pressure and higher provision to cover slow moving and obsolete inventory.

Sales and Marketing
-------------------

Sales and marketing expenses decreased by $225,000 or 23%, in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, and decreased by $410,000, or 22%, in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. As a percentage of sales, these expenses were 41% in the second quarter of fiscal 2004 and 38% in the first six months of fiscal 2004, compared with 38% and 29% in the second quarter and first six months of fiscal 2003, respectively. The lower sales and marketing expenditures were due primarily to decreases in personnel and related costs, and advertising related costs. The Company believes that sales and marketing expenses overall will remain approximately flat for the remainder of fiscal 2004.

Research and Development
------------------------

Research and development expenses decreased by $121,000 to $377,000 or 23%, in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and decreased by $195,000 or 18% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The decreases were due primarily to lower personnel related costs. The Company expects that future spending on research and development will decrease slightly in absolute dollars for the remainder of fiscal 2004.

General and Administrative
--------------------------

General and administrative expenses increased by $17,000 to $260,000 in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and increased by $3,000 in the first six months of fiscal 2004 compared with the first six months of fiscal 2003. As a percentage of net sales, these expenses were 14% for the second quarter of fiscal 2004, and 14% for the first six months of fiscal 2004, as compared with 9% and 8% in the second quarter and first six months of fiscal 2003, respectively. The increase during the second quarter of 2004 reflects costs and fees associated with the Company's negotiations of a potential corporate transaction. The Company expects that general and administrative spending will be reduced for the remainder of fiscal 2004, except for expenses associated with financing and related activities.

Off Balance Sheet Arrangements
------------------------------

During the second quarter of fiscal year 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Income Taxes
------------

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended March 27, 2004 and March 29, 2003, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the six months ended March 27, 2004, compared to cash used of $804,000 for the six months ended March 29, 2003. During the first six months of fiscal 2004, the net cash used in operating activities resulted primarily from the Company's net loss and a decrease in accrued expenses of $331,000. These cash outflows were partially offset by net cash inflows from accounts receivable of $390,000 and a decrease in inventory of $251,000.

Net cash used in investing activities and provided by financing activities for the first six months of fiscal 2004 and fiscal 2003 was insignificant.

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement expired in November 2003 and was renewed with a new maturity date of January 30, 2005. At March 27, 2004, the Company was not in compliance with one of the covenants of the line of credit agreement related to the Company's net worth, which may result in the line of credit not being available to the Company. During March 2004 the Company made several draw downs on this line of credit in individual amounts of up to $150,000, all of which had been repaid as of March 27, 2004.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under this lease at March 27, 2004 are as follows (in thousands):

         Fiscal year ended October 2, 2004                  $ 409
                                                            =====

In the first six months of fiscal 2004, and fiscal years 2003 and 2002, the Company incurred net losses and negative cash flows from operations and as of March 27, 2004, the Company had an accumulated deficit of $28.5 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2004. The Company anticipates that its existing cash and its ability to borrow under its line of credit may not be sufficient to meet its working capital and operating expense requirements through the end of fiscal year 2004.

During the second quarter, the Company continued implementing several cost savings measures aimed at reducing its cash usage rate, including a reduction in personnel and other operating expenses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections or if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2003, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to employment or non-competition agreements with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2003 and in the first six months of fiscal 2004, some vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by significant competition, rapidly changing salary structures, and a need for very specialized experience. These conditions, along with the Company's reduced financial resources, could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

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

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products incorporating 100BASE-T by the Company or its competitors, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, distributor and end-user purchasing cycles, fluctuations in channel inventory levels, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, the pace of the current economic recovery and seasonal purchasing patterns specific to the computer and networking industries The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 during the second quarter of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company's condensed consolidated financial statements.

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

As of March 27, 2004, the Company was unaware of any asserted claims which would have a material impact on its business or results of operations.

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


Date:  May 14, 2004                ASANTE TECHNOLOGIES, INC.
                                         (Registrant)

                                   By:   /s/ WILSON WONG
                                         ---------------------------------------
                                         Wilson Wong, President
                                         (Authorized Officer and
                                         Chief Executive Officer)