Form 10QSB/A
period 2004-03-31
ASANTE TECHNOLOGIES INC
filed 2004-05-19
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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


                                EXPLANATORY NOTE

Asante Technologies, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB ("Amended Form 10-QSB/A") solely for the purpose of including certain disclosure related to an unlawful detainer action filed against the Company in
Note 8 to the Financial Statements, in Part I, Item II under the heading "Subsequent Events" and in Part II, Item I. Due to an error by the Company's financial printer/filing agent, this information was unintentionally omitted from Company's 10-QSB for the quarter ended March 27, 2004 as originally filed with the Securities and Exchange Commission on May 17, 2004 (the "Original Form 10-QSB").

This Amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-QSB, except as described above. Additionally, this Amended Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company after the date of the original filing. All information contained in this Amended Form 10-QSB/A and the Original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing of this Amended Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

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

On May 13, 2004, the Company's landlord, WW&LJ Gateways, LTD., filed an unlawful detainer action against the Company in the Superior Court for the State of California, Count of Santa Clara. In the suit, the landlord alleges that the Company is in default under its lease because the Company has not paid rent for the months of April and May 2004. At the time the suit was filed, the alleged outstanding rent totaled $147,425. The Company intends to negotiate with the landlord to resolve this dispute.

As of May 17, 2004, the Company was unaware of any other asserted claims which would have a material impact on its business, or results of operations.

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

Subsequent Events

In an effort to manage its cash usage, the Company has not made payments under the lease for its main facility for the months of April and May 2004. On May 13, 2004, the landlord filed an unlawful detainer action against the Company alleging that it was in default under the lease because the Company did not timely pay its rent. The outstanding amount owed under this lease as of May 13, 2004 was $147,425. The Company intends to negotiate with the landlord to resolve this dispute.

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

On May 13, 2004, the Company's landlord, WW&LJ Gateways, LTD., filed an unlawful detainer action against the Company in the Superior Court for the State of California, Count of Santa Clara. In the suit, the landlord alleges that the Company is in default under its lease because the Company has not paid rent for the months of April and May 2004. At the time the suit was filed, the alleged outstanding rent totaled $147,425. The Company intends to negotiate with the landlord to resolve this dispute.

As of May 17, 2004, the Company was unaware of any other asserted claims which would have a material impact on its business or results of operations.

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


Date:  May 18, 2004                ASANTE TECHNOLOGIES, INC.
                                         (Registrant)

                                   By:   /s/ WILSON WONG
                                         ---------------------------------------
                                         Wilson Wong, President
                                         (Authorized Officer and
                                         Chief Executive Officer)