Form 10QSB
period 2004-06-26
ASANTE TECHNOLOGIES INC
filed 2004-08-10
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 26, 2004

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

                          Yes   X                  No

As of July 30, 2004 there were 16,963,302 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



                                                                            PAGE

PART I.   FINANCIAL INFORMATION............................................... 2

          ITEM 1.     FINANCIAL STATEMENTS.................................... 2

          ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS................12

          ITEM 3.     CONTROLS AND PROCEDURES.................................20

PART II.  OTHER INFORMATION...................................................21

          ITEM 1.     LEGAL PROCEEDINGS.......................................21

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................21

SIGNATURE.....................................................................22

                           ASANTE TECHNOLOGIES, INC.


                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
Condensed Balance Sheets -
   June 26, 2004 (Unaudited) and September 27, 2003 (Audited)               2

Unaudited Condensed Statements of Operations -
   Three and nine months ended June 26, 2004 and June 28, 2003              3

Unaudited Condensed Statements of Cash Flows -
   Nine months ended June 26, 2004 and June 28, 2003                        4

Notes to Unaudited Condensed Financial Statements                           5

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Asante Technologies, Inc.
                            Condensed Balance Sheets
                                 (in thousands)

                                                         June 26,  September 27,
                                                           2004        2003
                                                         --------    --------
                                                       (Unaudited)   (Audited)
Assets

Current assets:
     Cash and cash equivalents                           $    165      $  1,723
     Accounts receivable, net                               1,381         1,759
     Inventory                                                397           930
     Prepaid expenses and other current assets                138            27
                                                         --------      --------
               Total current assets                         2,081         4,439

Property and equipment, net                                    17            51
Other assets                                                  204           172
                                                         --------      --------
               Total assets                              $  2,302      $  4,662
                                                         ========      ========

Liabilities and stockholders' equity (deficit)

Current liabilities:
     Accounts payable                                    $  1,550      $  1,050
     Accrued expenses                                       1,421         1,779
     Note payable to officer                                  200          --
                                                         --------      --------
               Total current liabilities                    3,171         2,829
                                                         --------      --------

Stockholders' equity (deficit):
     Common stock                                          28,430        28,427
     Accumulated deficit                                  (29,299)      (26,594)
                                                         --------      --------
               Total stockholders' equity
               (deficit)                                     (869)        1,833
                                                         --------      --------

Total liabilities and stockholders' equity
(deficit)                                                $  2,302      $  4,662
                                                         ========      ========


                                       2

              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                                           Asante Technologies, Inc.
                                 Unaudited Condensed Statements of Operations
                                     (in thousands, except per share data)

                                                    Three months ended                Nine months ended
                                                 ------------------------          ------------------------
                                                  June 26,       June 28,          June 26,        June 28,
                                                   2004            2003              2004            2003
                                                 --------        --------          --------        --------
Net sales                                        $  1,963        $  2,677          $  5,870        $  9,075
Cost of sales                                       1,405           1,767             4,317           5,721
                                                 --------        --------          --------        --------

     Gross profit                                     558             910             1,553           3,354
                                                 --------        --------          --------        --------

Operating expenses:
     Sales and marketing                              682             571             2,148           2,447
     Research and development                         383             570             1,241           1,623
     General and administrative                       267             352               808             890
                                                 --------        --------          --------        --------

Total operating expenses                            1,332           1,493             4,197           4,960
                                                 --------        --------          --------        --------

Loss from operations                                 (774)           (583)           (2,644)         (1,606)

Interest and other expense, net                       (24)            (17)              (61)            (58)
                                                 --------        --------          --------        --------

Loss before income taxes                             (798)           (600)           (2,705)         (1,664)
Provision for income taxes                           --              --                --              --
                                                 --------        --------          --------        --------

Net loss                                         $   (798)       $   (600)         $ (2,705)       $ (1,664)
                                                 ========        ========          ========        ========


Basic and diluted net loss per share             $  (0.08)       $  (0.06)         $  (0.27)       $  (0.17)
                                                 ========        ========          ========        ========

Shares used in per share calculation:

              Basic and diluted                    10,163          10,097            10,157          10,083
                                                 ========        ========          ========        ========



                                        3
              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                              Nine months ended
                                                             -------------------
                                                             June 26,   June 28,
                                                               2004       2003
                                                             -------    -------

Cash flows from operating activities:
       Net loss                                              $(2,705)   $(1,664)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                          34         45
           Provision for doubtful accounts receivable             22        (32)
       Changes in operating assets and liabilities:
           Accounts receivable                                   356        842
           Inventory                                             533       (306)
           Prepaid expenses and other current assets            (111)        83
           Other Assets                                          (11)        (1)
           Accounts payable                                      500       (696)
           Accrued expenses                                     (358)      (147)
                                                             -------    -------

Net cash used in operating activities                         (1,740)    (1,876)
                                                             -------    -------

Cash flows from investing activities:
       Purchases of property and equipment                       (21)       (17)
                                                             -------    -------

Net cash used by investing activities                            (21)       (17)
                                                             -------    -------

Cash flows from financing activities:
       Note payable to Officer                                   200         33
       Issuance of common stock                                    3          1
                                                             -------    -------

Net cash provided by financing activities                        203         34
                                                             -------    -------

Net decrease in cash and cash equivalents                     (1,558)    (1,859)
Cash and cash equivalents, beginning of period                 1,723      3,282
                                                             -------    -------


Cash and cash equivalents, end of period                     $   165    $ 1,423
                                                             =======    =======

              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.       Interim Condensed Financial Statements

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended September 27, 2003, included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

For the nine months ended June 26, 2004, the Company incurred a loss from operations of $2,644,000 and cash used in operating activities was $1,740,000. In fiscal years 2003 and 2002, the Company also incurred substantial operating losses and negative cash flows from operations. As of June 26 2004, the Company had an accumulated deficit of $29.3 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2004.

At June 26, 2004, the Company had cash and cash equivalents of $165,000 compared to $1.7 million at September 27, 2003, which represents a 90% decline. Working capital was negative $1,090,000 at June 26, 2004, compared to $1.6 million at September 27, 2003. On February 11, 2004, the Company renewed its bank line of credit agreement, which provides for borrowings of up to $2.0 million. The renewed line of credit expires on January 30, 2005. However, borrowings under the line of credit are subject to compliance with certain financial covenants and are limited to a specified percentage of eligible accounts receivable.

On July 29, 2004, the Company completed a private placement of 6,880,000 shares of its common stock, which raised gross proceeds of $1.72 million. The proceeds will be used to finance operations.

Note 2.       Stock Based Compensation

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

                                             Three Months Ended       Nine Months Ended
                                            --------------------    ---------------------
                                            June 26,    June 28,     June 26,    June 28,
(In thousands, except per share data)         2004        2003        2004        2003
                                            -------    ---------    ---------    -------
Net loss as reported                        $  (798)   $    (600)   $  (2,705)   $(1,664)
                                            =======    =========    =========    =======

Employee stock-based compensation expense
determined under the fair value method      $     8    $      14    $      32    $    72
                                            -------    ---------    ---------    -------

         Pro forma net loss                 $  (806)   $    (614)   $  (2,737)   $(1,736)
                                            =======    =========    =========    =======

Net loss per share:
   As reported
        Basic and diluted                   $ (0.08)   $   (0.06)   $   (0.27)   $ (0.17)
                                            =======    =========    =========    =======

Pro forma
   Basic and diluted                        $ (0.08)   $   (0.06)   $   (0.27)   $ (0.17)
                                            =======    =========    =========    =======

Note 3.       Basic and Diluted Net Loss Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                       Three Months Ended       Nine Months Ended
                                                      --------------------    ---------------------
                                                      June 26,    June 28,     June 26,    June 28,
                                                        2004        2003        2004        2003
                                                      --------    --------    --------    --------
Net Loss                                              $   (798)   $   (600)   $ (2,705)   $ (1,664)
                                                      ========    ========    ========    ========

Weighted average common stock outstanding (basic)       10,163      10,097      10,157      10,083
Effect of dilutive warrants and options                   --          --          --

Weighted average common stock outstanding (diluted)     10,163      10,097      10,157      10,083

Net loss per share:
   Basic                                              $  (0.08)   $  (0.06)   $  (0.27)   $  (0.17)
                                                      ========    ========    ========    ========
   Diluted                                            $  (0.08)   $  (0.06)   $  (0.27)   $  (0.17)
                                                      ========    ========    ========    ========

As of June 26, 2004, and June 28, 2003, options and warrants outstanding of 1,428,458 and 1,693,032, respectively, were excluded since their effect was antidilutive.

Note 4.       Comprehensive Income (Loss)

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

Note 5.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                                     June 26,   September 27,
                                                       2004         2003
                                                       ----         ----

             Raw materials and component parts         $ 21         $ 39
             Work-in-process                             19           23
             Finished goods                             357          868
                                                       ----         ----
                                                       $397         $930
                                                       ====         ====

Note 6.       Warranties

We provide for estimated future warranty costs upon product shipment. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of hardware manufactured by our sub-contract manufacturers, our warranties generally start from the delivery date and continue as follows:

                            Product                           Warranty Periods
                            -------                           ----------------
Managed switches                                             Three to five years
Unmanaged Gigabit Switches, Gigabit Adapters                  Two to five years
Unmanaged switches, hubs, USB hubs, routers, fiber            Two to five years
Other - Adapters                                              Two to five years
AsantePrint and AsanteTalk print routers, Gig cables          Limited Lifetime

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

Changes in our warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheets, during the period are as follows (in thousands):

Balance as of September 27, 2003                                         $  430
Provision for warranty liability for sales made during the nine month    $  197
period ended June 26, 2004
Settlements made during the nine month period ended June 26, 2004        $ (197)
                                                                         ------

Balance as of June 26, 2004                                              $  430
                                                                         ------

Note 7.      Borrowings

Line of Credit
--------------

On February 11, 2004, the Company renewed its bank line of credit which provides for maximum borrowings of $2.0 million, and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit expires on January 30, 2005. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. At June 26, 2004, the Company was not in compliance with one of the covenants under the line of credit agreement related to the Company's net worth. During the quarter ended June 26, 2004 the Company made several draw downs on this line of credit in individual amounts of up to $150,000, all of which had been repaid as of June 26, 2004.

Note Payable to Officer
-----------------------

On May 28, 2004, the Company entered into a promissory note with an Officer of the Company for $200,000. The note bears interest at prime plus 2% per annum (6.25% at June 26, 2004) and was due on July 28, 2004. The note was subsequently converted to shares of the Company's common stock as part of the July private placement (See Note 14).


Note 8.      Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the three and nine month periods ended June 26, 2004 and June 28, 2003, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.


Note 9.       Litigation

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

On May 13, 2004, the Company's landlord, WW&LJ Gateways, LTD., filed an unlawful detainer action against the Company in the Superior Court for the State of California, Count of Santa Clara. In the suit, the landlord alleges that the Company is in default under its lease because the Company has not paid rent for the months of April and May 2004. At the time the suit was filed, the alleged outstanding rent totaled $147,425. Subsequent to the end of quarter, the Company entered into a Settlement and Mutual Release pursuant to which the Company is obligated to pay the sum of $271,186 payable in equal installments over the next five months. A Stipulation For Entry of Judgment and Judgment was filed with the Superior Court on July 12, 2004.

As of June 26, 2004, the Company was unaware of any other asserted claims which would have a material impact on its business, or results of operations.


Note 10.      Recently Issued Accounting Pronouncements

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 during the second quarter of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company's condensed consolidated financial statements.


Note 11.      Segment Information

The Company has determined that it does not have separately reportable operating segments.

Sales as a percent of total sales by geographic region for the first nine months of each fiscal year are as follows:

                                          2004               2003
                                          ----               ----
        United States                      81%                80%
        Europe                             14%                13%
        Other                               5%                 7%


Substantially all of the Company's assets are located in the United States of America.

Note 12.      Guarantees

Officer and Director Indemnifications
-------------------------------------

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

Other Indemnifications
----------------------

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

Note 13.      Related Party Transaction

On May 28, 2004, the Company entered into a promissory note with an Officer of the Company for $200,000. The note bears interest at prime plus 2% per annum (6.25% at June 26, 2004) and was due on July 28, 2004. The note was subsequently converted to shares of the Company's common stock as part of the July private placement (See Note 14).

Note 14.      Subsequent Event

During July 2004, when the market price of the Company's common stock was between $0.10 and $0.15 per share, the Company completed a private placement of 6,880,000 restricted shares of its common stock at a price of $0.25 per share to 6 unaffiliated investors and one Officer of the Company, and received gross proceeds of $1.72 million. Under the terms of the subscription agreement, each investor received warrants to purchase one share of the Company's common stock for every share purchased in the private placement. Accordingly, the Company issued warrants to purchase an aggregate of 6,880,000 shares of its common stock to the investors. The warrants are exercisable at a price of $0.50 per share for a period of two years from the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-QSB for the three and nine months ended June 26, 2004 and the Company's Annual
Report on Form 10-K for the fiscal year ended September 27, 2003. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the third quarter of fiscal 2004 were $1.96 million, a decrease of $714,000, or 27%, from net sales of $2.67 million for the third quarter of fiscal 2003. Sales of the Company's products continued to be negatively impacted by the ongoing economic slowdown affecting the industry, a reduction in revenues in the distribution channel due to heavy competitive pressures negatively impacting selling prices of networking products and delay of products from vendors. Management anticipates that revenues of the Company's products will improve compared to the third quarter, while sales of other products will intracare and remain flat, or decrease somewhat due to lower selling prices and continued incorporation of Ethernet onto the motherboard of many newer computers.

Net sales for the first nine months of fiscal 2004 decreased by 35% to $5.9 million compared to $9.1 million for the first nine months of fiscal 2003. During the nine months ended June 26, 2004, the Company's sales levels were negatively impacted by the continued economic slow down affecting the industry. Additionally, the decrease in sales for the nine months ended June 26, 2004 compared to June 28, 2003 was due to several factors including sharp declines in selling prices due to heavy competitive pressures and a reduction of Mac specific networking adapters due to Apple's continued incorporation of Ethernet onto the motherboard of most of their newer computers.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 13% of net sales for the third quarter of fiscal 2004 and were approximately 19% for the first nine months of fiscal 2004. These percentages compare to 21% and 20% for the third quarter and first nine months of fiscal 2003, respectively. The decrease in international sales in percentage terms for the third quarter of fiscal 2004 as compared to the same quarter last year was due primarily to decreased revenues of the Company's products in Europe during the quarter.

Cost of Sales and Gross Profit
------------------------------

Cost of sales for the quarter ended June 26, 2004 decreased 20% to $1.4 million, compared to $1.8 million reported in the same quarter of fiscal 2003. The lower cost of sales was due primarily to reduced sales for the third quarter of fiscal 2004. Gross profit for the quarter ended June 26, 2004 declined 39% to $558,000 compared to $910,000 for the quarter ended June 28, 2003. The decrease in gross profit for the quarter is consistent with the decrease in net sales and cost of sales experienced during the most recently completed quarter and excess manufacturing capacity experienced by one of the Company's suppliers.

For the first nine months of fiscal 2004, cost of sales have decreased 25% to $4.3 million compared to $5.7 million for the same period in fiscal 2003. Gross profits have declined 54% to $1.6 million for the first nine months of fiscal 2004, compared to $3.4 million of gross profit reported during the first nine months of fiscal 2003. The decrease in gross profit for the first nine months of fiscal 2004 is due primarily to a 35% decline in net sales.

The Company's gross profit as a percentage of net sales decreased to 28% for the third quarter of fiscal 2004 as compared to 34% for the same period in fiscal 2003. This decrease was due primarily to competitive pricing pressures. The Company's gross profit as a percentage of net sales decreased to 26% for the first nine months of fiscal 2004 as compared to 37% for the same period in fiscal 2003. The decrease was due primarily to competitive pricing pressure as well as excess manufacturing capacity.

Sales and Marketing
-------------------

Sales and marketing expenses increased by $111,000, or 19%, in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, and decreased by $299,000, or 12%, in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. As a percentage of sales, these expenses were 35% in the third quarter of fiscal 2004 and 37% in the first nine months of fiscal 2004, compared with 21% and 27% in the third quarter and first nine months of fiscal 2003, respectively. The higher sales and marketing expenditures during the quarter were due primarily to a one time revision to adjust down bad debt expense in third quarter of fiscal 2003 while the year to date decrease was due to decreases in personnel and related costs, tradeshow participation and advertising related costs. The Company believes that sales and marketing expenses overall will be slightly higher for the remainder of fiscal 2004.

Research and Development
------------------------

Research and development expenses decreased by $187,000, or 33%, in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and decreased by $382,000, or 24% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The decreases were due primarily to lower depreciation, prototype and personnel related costs. The Company expects that future spending on research and development will remain flat in absolute dollars for the remainder of fiscal 2004.

General and Administrative
--------------------------

General and administrative expenses decreased by $85,000 in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and decreased by $82,000, or 9%, in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003. As a percentage of net sales, these expenses were 14% for the third quarter of fiscal 2004, and 14% for the first nine months of fiscal 2004, as compared with 13% and 10% in the third quarter and first nine months of fiscal 2003, respectively. The decrease during the third quarter and the first nine months of fiscal 2004 reflect reduction in personnel related costs. The Company expects that general and administrative spending will be flat for the remainder of fiscal 2004.

Off Balance Sheet Arrangements
------------------------------

During the third quarter of fiscal year 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Income Taxes
------------

The Company has recorded no provision or benefit for federal and state income taxes for the periods ended June 26, 2004 and June 28, 2003, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Liquidity and Capital Resources

Net cash used in operating activities was $1.7 million for the nine months ended June 26, 2004, compared to cash used of $1.9 million for the nine months ended June 28, 2003. During the first nine months of fiscal 2004, the net cash used in operating activities resulted primarily from the Company's net loss, prepaid expenses of $111,000, and accrued expenses of $358,000. These cash outflows were partially offset by net cash inflows from accounts receivable of $356,000, inventory of $533,000 and accounts payable of $500,000.

Net cash used in investing activities for the first nine months of fiscal 2004 and fiscal 2003 was insignificant.

Net cash provided by financing activities for the first nine months of fiscal 2004 mainly consist of a $200,000 loan from an officer of the company. Financing activities for the nine months ended June 28, 2003 were insignificant.

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement expired in November 2003 and was renewed with a new maturity date of January 30, 2005. At June 26, 2004, the Company was not in compliance with one of the covenants of the line of credit agreement related to the Company's net worth, which may result in the line of credit not being available to the Company. During the third quarter of 2004, the Company made several draw downs on this line of credit in individual amounts of up to $150,000, all of which had been repaid as of June 26, 2004.

The Company has an operating lease for its main facility that expires on August 31, 2004. Future minimum lease payments under this lease at June 26, 2004 are as follows (in thousands):

             Year ending October 2, 2004                $144


In the first nine months of fiscal 2004, and fiscal years 2003 and 2002, the Company incurred net losses and negative cash flows from operations and as of June 26, 2004, the Company had an accumulated deficit of $29 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2004. The Company anticipates that its existing cash and its ability to borrow under its line of credit may not be sufficient to meet its working capital and operating expense requirements at least through the end of fiscal year 2004. However, subsequent to the end of the quarter, the Company raised $1.72 million through the private sale of shares of its common stock, which will be used for working capital purposes.

During the third quarter, the Company continued implementing several cost savings measures aimed at reducing its cash usage rate, including a reduction in personnel and other operating expenses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections or if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2003, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

Factors Affecting Future Operating Results

The development and marketing of products requires significant amounts of capital. A decline in future orders and revenues may require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if it is unable to reduce expenses to minimize capital requirements. If the Company needs additional capital, it may be necessary to sell additional equity or debt securities, secure additional lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products and technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives, which raises substantial doubt about the Company's ability to continue as a going concern.

The Company competes in the small and medium business (SMB) networking segment, a market characterized by intense competition from both established companies and start-up companies. Since the market demands both competitive prices and capabilities, the Company's success depends in part on its ability to enhance existing products and introduce new technologies. This requires the Company to accurately predict future technology and pricing trends. Unexpected changes in technological standards, the rate of technology adoption, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to respond effectively to such changes.

The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

The Company's success also depends to a significant extent upon the contributions of key sales, marketing, engineering, manufacturing and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees is subject to employment or non-competition agreements with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2004, some vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The job market in the San Francisco Bay Area is characterized by significant competition, rapidly changing salary structures, and a need for very specialized experience. These conditions, along with the Company's reduced financial resources, could affect the Company's ability to retain and recruit a sufficiently qualified workforce.

The Company's current manufacturing structure is particularly subject to various risks associated with its use of offshore contract manufacturers, including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business, financial condition and results of operations. The impact of these risks on the Company's operations is difficult to measure, but the inability to alter its strategic markets, or react properly to this slowdown could have an adverse effect on the Company's financial position.

The Company's key products utilize technologies based upon several industry standards. The IEEE sets the standards for Ethernet, Fast Ethernet and Gigabit Ethernet networking for local area networks using copper wires or fiber optic cables. In the wireless arena, the IEEE also sets the standards for wireless LAN
(WLAN) using the 2.4 GHz, 5.0 GHz and other wireless frequencies. These standards have been widely adopted throughout the world because of the low cost for deployment and broad range of interoperability with other networking standards. Because of the importance of these standards and related industry standards, the Company has focused its ongoing research and development activities on introducing future products incorporating both Gigabit Ethernet and wireless LAN technologies. The Company realizes that increased deployment of these standards will require additional investment in security, quality of service and reliability technologies. The Company's future operating results may be dependent on the market acceptance and the rate of adoption of these advanced technologies, as well as timely product releases. There can be no assurance that the market will accept, adopt or continue to use these technologies or that the Company can meet market demand in a timely manner.

The Company's success also depends on its ability to accurately forecast its future customer demand and product sales. Due to the lead time required to source components and assemble products, the Company's ability to react to dynamic market conditions is very limited. If product orders are greater than sales forecasts, then the Company may be unable to fulfill product orders; the Company could lose current and future sales to its competitors. Alternatively, if the Company's sales forecasts are above actual product demand, there may be excess orders of components or assembled products; a build-up of inventory would adversely affect working capital.

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

The Company's target markets include end-users, resellers, systems integrators, major accounts and original equipment manufacturers. Due to the relative size of some customers, sales in any one market segment could fluctuate dramatically on a quarter-to-quarter basis. Fluctuations in the major accounts and OEM segment could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's revenues and results of operations could be adversely affected if the Company were to lose certain key distribution or retail partners.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products; delays in new product introductions by the Company; market acceptance of new products and technologies by the Company or its competitors; changes in product pricing, material costs or customer discounts; the size and timing of customer orders; distributor and end-user purchasing cycles; fluctuations in channel inventory levels; variations in the mix of product sales; manufacturing delays or disruptions in sources of supply; the pace of the current economic recovery; and seasonal purchasing patterns specific to the computer and networking industries. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect the Company's business, financial condition and results of operations.

In addition to the above, the Company is also susceptible to other factors that generally affect the market for stocks of technology companies. These factors could affect the price of the Company's stock and could cause such stock price to fluctuate significantly over short periods of time.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 during the second quarter of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company's condensed consolidated financial statements.

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

On May 13, 2004, the Company's landlord, WW&LJ Gateways, LTD., filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Santa Clara. In the suit, the landlord alleges that the Company is in default under its lease because the Company has not paid rent for the months of April and May 2004. At the time the suit was filed, the alleged outstanding rent totaled $147,425. Subsequent to the end of the quarter, the Company entered into a Settlement and Mutual Release pursuant to which the Company is obligated to pay the sum of $271,186 payable in equal installments over the next five months. A Stipulation For Entry of Judgment and Judgment was filed with the Superior Court on July 12, 2004. The Company also agreed to vacate the premises at the end of its current lease term which is August 31, 2004.

As of June 26, 2004, the Company was unaware of any other asserted claims which would have a material impact on its business or results of operations.

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

(b) Reports on Form 8-K during the quarter reported:

         (1) Subsequent to the quarter being reported on, the Company filed a Form 8-K reporting an Item 5 event regarding the appointment of Jeff Lin as President and Chief Executive Officer of the Company replacing Wilson Wong who remains a director of the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 2004          ASANTE TECHNOLOGIES, INC.
                                      (Registrant)


                                By:      /s/ Jeff Lin
                                   ---------------------------------------------
                                         Jeff Lin, President
                                (Authorized Officer and Chief Executive Officer)