Form 10KSB
period 2004-10-02
ASANTE TECHNOLOGIES INC
filed 2005-01-18
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended October 2, 2004

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

                              2223 Old Oakland Road
                           San Jose, California 95131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 435-8388

                         ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

                         ------------------------------

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES___X__ NO _____

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $8,622,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 30, 2004, as reported on the OTC (Over-the-Counter) Bulletin Board, was approximately 1,313, 521 Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of December 31, 2004, the Registrant had 17,061,457 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:  YES          NO   X
                                                    -----       -----


                                                               TABLE OF CONTENTS
                                                                                                                         Page of
                                                                                                                         Report
PART I......................................................................................................................1
         ITEM 1.        BUSINESS............................................................................................1
         ITEM 2.        PROPERTIES.........................................................................................11
         ITEM 3.        LEGAL PROCEEDINGS..................................................................................11
         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................11

PART II....................................................................................................................12
         ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER  MATTERS AND SMALL BUSINESS ISSUER
                        PURCHASES OF EQUITY SECURITIES.....................................................................12
         ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS........................................16
         ITEM 7.        FINANCIAL STATEMENTS...............................................................................24

         ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE .............43
         ITEM 8A        CONTROLS AND PROCEDURES............................................................................43
         ITEM 8B        OTHER INFORMATION..................................................................................44
PART III...................................................................................................................45
         ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                        OF THE EXCHANGE ACT................................................................................45
         ITEM 10.       EXECUTIVE COMPENSATION.............................................................................52
         ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................................................57
         ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................58
         ITEM 13.       EXHIBITS...........................................................................................59
         ITEM 14        PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................59

SIGNATURES.................................................................................................................63

                                       i

Explanatory Note

On January 5, 2004, the Company filed an amendment to its Annual Report on Form 10-K (the "Form 10-K/A") for the fiscal year ended September 28, 2002 with the Securities and Exchange Commission (the "SEC"). For additional information regarding the restatement, the reader should refer to the Form 10-K/A filed with the SEC on January 5, 2004.

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

Some of the statements contained in this Annual Report on Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-KSB are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," plans" "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "Factors Affecting Future Operating Results" beginning on page __ in this document.

                                     PART I

ITEM 1.  BUSINESS


Recent Acquisition Information

On June 13, 2003, Asante Technologies, Inc. ("Asante" or the "Company") entered into an Agreement and Plan of Merger with Oblique, Inc. ("Oblique") (the "Merger Agreement"), pursuant to which Asante would be merged with and into Oblique, with Oblique being the surviving corporation (the "Merger"). The Merger was conditioned upon, among other things, approval by holders of Asante capital stock. The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which was filed with the SEC in June.

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

On December 18, 2003, the Company signed a Letter of Intent with UNETEK, for the private investment of funds with the Company for approximately $3.0 million. The Letter of Intent expired and the Company is no longer pursuing an investment by UNETEK.

On December 23, 2003, the Company entered into a new, non-binding, Letter of Intent to merge with Oblique, Inc. The Merger was conditioned upon, among other things, an expedited due diligence period, and several other factors, including an expedited process to arrive at a Definitive Merger Agreement with certain minimum acceptable terms including a bridge funding of approximately $1.0 million. Due to delays in Oblique's obtaining the necessary financing for this transaction, the Company discontinued merger negotiations with Oblique in June, 2004.

Overview

Founded in 1988, Asante Technologies, Inc. is a leading provider of network solutions for the small and medium-sized business/enterprises (SMB/E) and home-offices (SOHO). Asante's products are designed primarily for Ethernet local area networks (LAN). The Company's key products are based on Layer-2, Layer-3 and Layer-4 switching/routing technologies, including:

o        10/100/1000 L2/3/4, managed and unmanaged LAN switches/routers
o        Wireless LAN Access Points (APs)
o        Wired/wireless switches
o        TCP/IP Off-load Engine (TOE) Adapter Cards

In fiscal 2004, the high-tech industry's networking sector has experienced a reasonable return to growth (as compared to the downturn since the bursting of the technology bubble in late 2000). While competition continues to be fierce, the overall market (specifically in the Company's targeted SME/E market space) has returned to a more "healthy" state of affairs, with a more reasonable and sustainable growth trend.

As the industry outlook continues to improve, Asante anticipates many new business opportunities that will leverage the Company's historical strengths and help propel its future growth. These include:

o Increasing demand for all things digital (including information, graphics, photos, video, music and voice)
o Dramatic growth in storage and communications requires high speed storaging networking equipments.
o Increasing requirements for the integration of wired and wireless switching solutions
o    Continued growth in broadband Internet access
o Accelerating growth in the integration of voice, video and data over a single networking solution
o    Accelerating growth in the TOE technology adoption cycle
o April iPod Audio player and Xserv high end server have great acceptance in the market which need network networking products to deliver the contents.

As these technologies and trends evolve, Asante's strategy is to capitalize on these trends with a comprehensive product and service portfolio to enable it to differentiate itself in its targeted market focus. The combination of innovative technologies, strategic sales channels, and major account partnerships provide the optimal environment for Asante's plans in the growing SME market space.

Innovative Technologies for Growth Markets

In fiscal 2004, Asante continued to see the return on its long-term investment in SMB/SME market space to support converged, high-speed data, voice and video networks. Major accounts began taking delivery on the Company's Gigabit Ethernet switches, adapters and routers during this period. During the year, the Company's IntraCore and FriendlyNET products received a multitude of favorable reviews by industry publications and reviewers.

Synergy Research predicts a CAGR over 11% for the periods between 2004 and 2008 for fixed port Ethernet LAN L2/3-7 switching solutions (the Company's focused solution space) - with a base of $5.4 Billion for the year 2004. Additionally,

Dell'Oro forecasts that the SMB/E and home networking space will grow at a CAGR of 19% for the same period - with a base of $5.4 Billion for the year 2004.

The  Company's  technology   development  group  spends  substantial   resources
integrating many advanced features into its products to differentiate its products and to offer features similar to those of larger networking corporations, thereby creating a tremendous value-based solution for its customers. The Company was a pioneer in the integration of Internet technology into its network products. The Company continues to incorporate enterprise-class technologies into its managed switches and Internet access products and then offer them to customers at a value-based pricing structure - the right technology at the right price focused at the right market segment.

Based on its technological expertise, the Company is well positioned to take advantage of growing markets for all-in-one products to answer the needs of the converged network for the SMB/E market space.

Strategic Sales Channels

The Company's strategic sales strategy is based upon a focused two-tier sales channel approach, augmented by key strategic account initiatives. In fiscal 2004, the Company expanded its Value Added Reseller (VAR) program aimed at attracting additional resellers to carry the Company's products--focusing on the Company's IntraCore products by adding service to the more significant VARs while ensuring that this new level of VARs can offer the service and technical support that many of the Company's end user customers need. Going forward, the Company will continue to focus on the addition of IntraCore VARs that specialize in the Company's key SMB/SME market focus space, as well as expanding it key strategic account base.

Strategic Partnerships

In fiscal 2004, the Company successfully continued its process of seeking strategic partnerships designed to leverage the Company's strengths in its key focus market segment. The Company breaks its key technology partners into three categories: hardware, software and ODM. The Company's key hardware partners include, but are not limited to: Broadcom, TI, Marvell, Vitesse, SwitchCore and LeWiz. The Company's key software partners include, but are not limited to:
Apple Microsoft and Wind River. And finally the Company's key ODM partners include, but are not limited to: DNI, ASUS, Edimax, Accton, AMIT, Cameo, Netstar and UNEX Technologies.

In addition, the Company is focusing its efforts on certain strategic business and technical relationships to increase its strength and presence in its focused market segment and to continue to introduce cutting-edge technologies.

Products

Asante offers a range of products from simple, personal connectivity to sophisticated, enterprise-class network infrastructure solutions. The FriendlyNET brand is targeted at consumers, home businesses and small business users. Each product is optimized to deliver outstanding value with minimal complexities. The FriendlyNET family includes network adapters, routers, hubs and switches (10/100 and 10/100/1000 Mbps). The IntraCore family consists of an enterprise-class set of products (10/100 and 10/100/1000 Mbps) Ethernet switches that support Layer 2, Layer 3 and Layer 4.

Gigabit and 10/100 Ethernet POE Switches

During FY 2004, Asante focused on expanding its comprehensive set of enterprise-class 10/100 Mbps and Gigabit Ethernet switching products. During FY 2004, the Company introduced three new IntraCore products: a 10/100 Mbps (w/1000 Mbps uplinks) Power over Ethernet (PoE) L2+ switch (IC3624PWR), a 24-port L2+ 10/100/1000 switch (IC36240) and a 48-port 10/100/1000 L2+ switch (IC36480).

The Company delivered to market the powerful IC3624PWR L2+ PoE switch that delivers advanced quality of service (QoS) features to swiftly move data, voice and video at speeds up to 1000 Mbps. The product was specifically designed with the requirements of voice over IP (VoIP) needs in mind. It delivers some of the best price-performance characteristics on the market today and is ideally suited for the Company's targeted SMB/E market focus.

Additionally, the Company delivered two core L2+ Gigabit switches, the IC36240 and the IC36480. Both of these products offer key feature sets and price points that help Asante offer a comprehensive product portfolio of enterprise-class, Gigabit switching solutions for the Company's target market space.

For more cost-sensitive users with smaller networks, the Company's unmanaged FriendlyNET GX5 Series switches are a good complement to the managed IntraCore switches. The models in this family span the spectrum from 5 ports to 48 ports of Gigabit Ethernet - including the market leading GX5-800P and GX5-2400W product offerings. Asante's GigaNIX adapters for computers using the Windows, Macintosh and Linux operating systems provide the necessary interface to existing servers and desktop computers. In a move to make high-end features more accessible to value-oriented users, the GX5 models offer simplified configuration using any standard web browser.

Wireless Internet Gateways and Adapters

With the rapid acceptance of wireless networking in home and small businesses, Asante has introduced a number of products to seamlessly integrate wireless networks with wired networks. The Company's AeroLAN adapters conform to standard

IEEE 802.11 requirements for wireless networking. During FY 2004, all of Asante's wireless products migrated from the 802.11b to the 802.11g (54 Mbps) standard.

The Company anticipates expanding its wireless product portfolio with enterprise-grade wireless LAN access points and switches. Some of the Company's current IntraCore switches may be upgraded to provide 802.1X RADIUS authentication, an enhanced security for wireless clients. The Company also provided wireless 802.11g adapter cards specifically for Apple Mac computers.

Internet Gateway Products (Routers)

The Company's FriendlyNET routers are designed for SMB/E and end users who share a single broadband connection among others in the same home or small office. Asante has several routers, ranging from low-cost, entry-level to more sophisticated units with virtual private network (VPN) and wireless capabilities.

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

The Company differentiates its products with advanced features, enhanced usability, ease to use, personalized technical support and an established sales channel. By seeking technical and manufacturing partners, Asante is able to focus on product design and development. In the coming year, the Company expects to grow its IntraCore line with higher-density Gigabit Ethernet PoE switches, security routers, and enterprise-class wireless solutions.

Marketing and Distribution

The Company markets its products in three main channels: first, through a two tier distribution channel which sells primarily to VARs or DMRs (direct Mailing Resellers), which sell to commercial, corporate and direct end users; second, the Company sells to a significant number of selective Advantage VARs; and third, through a number of Original Equipment Manufacturer (OEM) customers and several large corporate customers.

Asante's major distributors are leading wholesale distributors of computer products in North America, such as IMD, D&H and SYNE/EMJ. To supplement the efforts of distributors overseas, the Company has appointed international distributors for specific territories, such as Microwarehouse and Computer 2000 in Europe. All of the Company's distributors are generally appointed on a non-exclusive basis; however, the Company has appointed a master distributor in China on an exclusive basis in order to build the Company's channel in China. Fulfillment of products to e-commerce customers are typically handled through the Company's distribution channel, or directly from the Company to customers within the United States.

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

The Company intends to continue to introduce new products through its existing distribution channels. The Company encourages the marketing efforts of its distributors with cooperative advertising allowances and incentive-based rebates and promotes its products and builds brand name recognition by trade advertising, participation in industry trade shows, and other marketing efforts. As of October 2, 2004, the Company supported the sales efforts of its distributors with eight direct sales and support related employees located throughout the United States who promote the Company's products within assigned territories and with five outside technical support representatives.

The Company's agreements with its distributors can generally be terminated after an initial term of one year or on short notice without cause and do not provide for minimum purchase commitments or preclude the distributors from offering products that compete with those offered by the Company.

The Company grants to its distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases and provides certain price protection to its distributors. Although the Company provides reserves for projected returns and price decreases, any product returns or price decreases in the future that exceed the Company's reserves will adversely affect the Company's business, financial condition and results of operations. See Item 6: Management's Discussion and Analysis.

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

Engineering and Product Development

The markets for the Company's products continue to be characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Asante believes that maintaining its market position in the Apple Macintosh connectivity market and expanding its presence in the multi-platform SMB/E market requires continuing investment to develop new products, enhance existing products and reduce manufacturing costs.

As of October 2, 2004, the Company had seven employees engaged in engineering and product development. During the fiscal years 2004 and 2003, the Company's engineering and product development expenses were approximately $1.7 million and $2.1 million, respectively.

The Company continues to invest significant resources in engineering in order to develop and bring to market additional high technology, high demand products supporting both its network systems and the Intranet/Internet markets. In particular, beginning in fiscal 2004 and going forward, the Company intends to focus additional efforts in the areas of embedded software design, development of additional Layer 2-7 switches and other LAN-edge devices, WAN router products, wireless, security, and system integration. The Company will also continue product development efforts to expand its Gigabit product offerings.

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

Manufacturing and Suppliers

The Company's manufacturing operations consist primarily of managing its materials and inventories, purchasing certain components, performing limited final assembly of some products, and testing and performing quality control of certain materials, components, subassemblies and systems. The Company subcontracts substantially all of the assembly of its products. The subcontractors include Advanced Multimedia Internet Technologies, Delta Networks ("Delta"), Edimax and Cameo Communications ("Cameo"), as well as other manufacturers based primarily in Taiwan and China. Delta is a stockholder of Asante. The Company believes that its quality control procedures and the quality standards of its manufacturing partners have been instrumental in the high performance and reliability of the Company's products. To date, customer returns of the Company's products due to quality issues have not been material.

Delta and the Company's other subcontract manufacturers purchase or manufacture most components, assemble printed circuit boards and test and package products for Asante on a purchase order, turnkey basis. The Company does not have a long-term supply agreement with any of its subcontractors. If any one of these subcontractors experiences financial or operational difficulties that result in a reduction or interruption in the supply of products to the Company or otherwise fails to deliver products to the Company on a timely basis, the Company would be required to procure sufficient manufacturing services from alternative sources. The Company believes that alternative manufacturers are available; however, the qualification of such alternative sources and the commencement of volume manufacturing of the Company's products could take a significant period of time. Accordingly, any reduction or interruption of supply from its existing subcontractors would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the use of Cameo, Delta and other offshore subcontractors subjects the Company to certain risks of conducting business internationally, including changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, and changes in the political or economic environment in Taiwan and other countries where the Company's subcontractors are located.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are available from only one source, and others are available from only a limited number of sources. Components currently available from only one source include, among others, custom integrated circuits used in the Company's intelligent hubs and certain ASICs used in the Company's Gigabit switching products,. The Company believes that certain key components remain in short supply and from time to time receives only limited allocations of these products, which in prior years has caused shipping delays of one or more of the Company's products. If the Company or any of its suppliers experience component shortages in the future or any of its competitors have long-term supply agreements under which it is possible for them to obtain greater supplies of such components than the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company also relies on many of its subcontractors to procure many of the components used in the Company's products. These subcontractors procure and stock components and subassemblies based on the Company's purchase orders.

Competition

The markets for the Company's products are highly competitive, and the Company believes that such competition will remain vigorous. Competitive trends in the Company's markets are continuing declines in average selling prices, coupled with improvements in product features and performance. The Company expects such trends to continue. The slow recovery in the economy has served to magnify the effects of the competitive pressures in the industry.

The Company competes with Cisco Systems, HP, 3Com, Netgear, Linksys, and many smaller companies. Competition from these and other companies, including new entrants, is expected to intensify, particularly in the SOHO, workgroup, and departmental user markets.

The Company believes the principal competitive factors in the SMB/SME market are brand name recognition, value for price, ease of product use, reliability, customer support and the ability to develop and introduce new or enhanced products rapidly. The Company believes that it has established itself as a supplier of high quality, reliable products and, as a result, currently competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future against current or future competitors, or that it will be able to adapt successfully to changes in the market for its products. The Company's inability to compete successfully in any respect or to respond timely to market demands or changes would have a material adverse effect on the Company's business and results of operations.

Proprietary Rights

Asante, FriendlyNET, IntraCore, IntraStack, IntraSwitch, NetStacker, AsanteTalk, AsantePrint, FriendlyStack, AsanteFAST, GigaNix, and AroLAN are registered trademarks of Asante Technologies, Inc. Other product and brand names may be trademarks or registered trademarks of their respective owners.

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

Employees

As of October 2, 2004, the Company had 44 employees, including 7 in engineering and product development, 9 in manufacturing operations, 19 in marketing, sales and support services, and 9 in corporate administration. The number reflects an overall decrease of one with no significant change in any functional area.

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

ITEM 2.       PROPERTIES

In September 2004, the Company moved its headquarters, including its executive offices and corporate administration, manufacturing, marketing, sales and technical support facilities from 821 Fox Lane to its current location at 2223 Old Oakland Road, located in San Jose, California. The Company occupies a 7,000 square foot facility under a lease that expires on September 1, 2005, with two
1-year options to extend the lease period. The Company also occupies approximately 4,500 square feet of warehouse space in Milpitas, California on a month-to-month rental basis. The Company currently has a leased sales office in Utah with an original lease expiration of January 2005. The Company intends to negotiate a new lease with its existing landlord for a smaller space. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future and believes that suitable additional or substitute space will be available as needed. See Note 9 of Notes to Financial Statements.

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

On May 13, 2004, the Company's former landlord, WW&LJ Gateways, LTD., filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Santa Clara. In the suit, the landlord alleged that the Company was in default under its lease because the Company had not paid rent for the months of April and May 2004. At the time the suit was filed, the alleged outstanding rent totaled $147,425. On July 13, 2004, the Company entered into a Settlement and Mutual Release pursuant to which the Company is obligated to pay the sum of $271,186 payable in equal installments over five months. A Stipulation for Entry of Judgment and Judgment was filed with the Superior Court on July 12, 2004. The Company also agreed to vacate the premises at the end of its current lease term which is August 31, 2004. As of the October 2, 2004, the Company had paid all but $21,000 of the settlement amount.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock traded on the NASDAQ National Market System under the trading symbol ASNT until September 30, 1999 at which time the Company's Common Stock commenced trading on the Over-the-Counter (OTC) Bulletin Board under the trading symbol ASNT.OB. Due to the restatement of fiscal 2002 and prior financial statements, the Company was late in filing its fiscal 2003 Form 10-K, and therefore had been trading under the trading symbol ASNT.PK. The Company's current trading symbol is ASNT.PK

The following table sets forth the high and low bid prices for the Company's Common Stock for each quarter during the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

Fiscal 2004                         High                      Low
---------------------------------------------------------------------

First quarter                      $  0.45                  $  0.14
Second quarter                     $  0.20                  $  0.06
Third quarter                      $  0.20                  $  0.08
Fourth quarter                     $  0.20                  $  0.10

Fiscal 2003                         High                      Low
---------------------------------------------------------------------

First quarter                      $  0.17                  $  0.03
Second quarter                     $  0.16                  $  0.05
Third quarter                      $  0.43                  $  0.12
Fourth quarter                     $  0.48                  $  0.25

As of December 31, 2004, there were 101 stockholders of record of the Company's Common Stock. This number does not include shares held in street name. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

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

Asante Equity Compensation Plan Information

As of  October 2, 2004

Plan Category                 Number of securities to     Weighted-average         Number of securities
                              be issued upon exercise     exercise price of        remaining available for
                              of outstanding options,     outstanding options,     future issuance under
                              warrants and rights         warrants and rights      equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
                                                                                   column (a) )
                              (a)                         (b)                      (c)
Equity compensation plans               1,048,150 (1)           0.2605 (1)              662,316 (1)
approved by security holders              195,000 (2)           1.0320 (2)                    0 (2)
                                           90,000 (3)           1.8806 (3)                    0 (3)
                                          935,252 (5)           1.2305 (5)                    0 (5)

Equity compensation plans                  17,000 (4)           0.8125 (4)               133,000 (4)
not approved by security
holders

Total                                   2,285,402                                       795,316

(1)      the 2001 Stock Option Plan
(2)      the Key Executive Option Plan
(3)      the 1993 Directors' Stock Option Plan
(4)      the 2000 Non-Statutory Stock Option Plan
(5)      the 1990 Stock Option Plan

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

Sales of Unregistered Securities During the Quarter

On July 27, 2004, the Company raised $1.7 million, net of costs, through the private placement of shares of its common stock at $0.25 per share. Each share also included a warrant to purchase an additional share of common stock exercisable at $0.50 per share. The shares were sold exclusively to a limited number of accredited investors in the United States without any public solicitation or investors residing outside the United States and not deemed to be a "U.S. person" as that term is defined under Regulation S. The investors represented that they were acquiring such shares for their own account. Both the offer and the sale of the shares were made pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 (the "1933 Act") or made outside the United States and deemed to be "offshore transactions: as that term is defined under Regulation S of the 1933 Act. The share certificates will contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S or Rule 144. In light of the foregoing, such issuance was deemed exempt from registration pursuant to Section 4(2) or Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Throughout the following Management's Discussion and Analysis, all referenced amounts reflect the balances and amounts on a restated basis.

Results of Operations

The following table sets forth certain selected financial information expressed as a percentage of net sales for the fiscal years ended October 2, 2004 and September 27, 2003, respectively:

                                                                        2004                 2003
                                                                        ----                 ----
              Net sales                                                100.0%               100.0%
              Cost of sales                                             68.8%                64.5%
              Gross profit                                              31.2%                35.5%
              Operating expenses:
                       Sales and marketing                              34.2%                26.2%
                       Research and development                         19.1%                17.4%
                       General and administrative                       12.3%                 9.7%
                                                                       -----                 ----
                       Total operating expenses                         65.6%                53.3%
                                                                       -----                -----
              Loss from operations                                     (34.4)%              (17.8)%
              Interest and other income (expense), net                  (1.6)%               (0.6)%
                                                                       ------               ------
              Loss before income taxes                                 (36.0)%              (18.4)%
              Provision (benefit) for income taxes                       -                    -
              Net loss                                                 (36.0)%              (18.4)%
                                                                       ======               ======

Net Sales

Net sales decreased 28% to $8.6 million in fiscal 2004, from $12 million in fiscal 2003. The decrease in net sales in fiscal 2004 compared to fiscal 2003, was due to several factors including the continued economic downturn in the high tech industry and network industry, heavy competitive pressures particularly for unmanaged products, continued incorporation of Ethernet onto the motherboard of Apple's newer computers and to a reduction in revenues in some previously stronger sales channels in which the Company sells many of its products. During fiscal 2004, sales of unmanaged products decreased across most existing product lines, however, sales of managed Gigabit Systems and Layer 3/4 Switches increased to $2.5 million from $1.8 million in the previous year.

In fiscal 2004 and 2003, one customer, a US based distributor, accounted for 25% and 33%, respectively, of the Company's total sales.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for 19% and 18% of net sales in fiscal 2004 and 2003, respectively. The reduction in international sales during fiscal 2004, compared to fiscal 2003, was due primarily to financial issues related to one of the Company's primary distributors in Germany and decreased sales in Canada. The Company continues to believe there is potential demand in certain of the Company's foreign target markets, including broadband, digital media, and medical equipment providers. To that end, the Company has focused its sales efforts in these areas to strengthen its channels. However, there cannot be any assurance that its efforts will be successful.

The Company believes that the economic downturn beginning just prior to fiscal 2001, will continue during fiscal 2005, and that any improvement will be slow. The Company's declines in revenues have been offset partially by increased sales of the Company's managed and unmanaged Gigabit switches. The Company believes that the competition in the markets in which it competes has intensified and will continue to intensify as existing and potential competitors introduce competing products. Consequently, the Company anticipates that the selling prices of its existing products will continue to decline and sales of older systems products and adapter cards as a percentage of total sales will continue to decline in fiscal 2005. The Company has continued to focus on introducing newer managed systems products such as its new IntraCore 35516 Layer 3/4+ and 35160 Layer 2/4 switches, which it believes should help offset the declines in revenues of its older systems products. The Company will continue to focus on those markets in which it believes it can increase its revenues and will continue to seek to increase its revenues, compared to fiscal 2004.

Cost of Sales and Gross Profit

Cost of sales in fiscal 2004 decreased by 24% to $5.9 million compared to $7.7 million in fiscal 2003. The decreasing cost of sales generally reflects the decreased sales revenue.

The Company's gross profit as a percentage of net sales decreased to 31.2% in fiscal 2004, from 35.5%, in fiscal 2003. The decrease in fiscal 2004, compared to fiscal 2003 was due primarily to steep pricing declines of broadband and wireless products during the year, which the Company was not completely successful offsetting by reducing manufacturing costs. During fiscal 2004, sales prices continued to be affected by heavy competitive pricing pressures and reduced volumes for many of the Company's products. The Company has brought to market and plans to continue to bring to market lower cost replacement products and is focusing its product development efforts on introducing additional unmanaged Gigabit products and managed IntraCore products to help offset those products which are under the most significant margin pressure. The Company will continue to take additional measures going forward to maintain its competitiveness in the market place.

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

Sales and Marketing

Sales and marketing expenses were $2.9 million in fiscal 2004 compared to $3.1 million in fiscal 2003, or a decrease of 6.5%. As a percentage of net sales, sales and marketing expenses were 34.2 % and 26.2%, in fiscal 2004 and 2003, respectively. The reduced fiscal 2004 expenditures in absolute dollars and increase as of percentage of sales reflect reduced sales levels during fiscal

2004 and reduced expenditures for outside representative commissions, personnel related costs, co-operative advertising, and trade advertising activities.

The Company expects that its sales and marketing expenses will remain at current levels, or increase slightly in fiscal 2005 in absolute dollars. As a percent of total sales, the Company believes these expenditures will increase slightly compared to fiscal 2004.

Research and Development

Research and development expenses decreased by 21% to $1.65 million in fiscal 2004, from $2.1 million in fiscal 2003. As a percentage of net sales, research and development expenses were 19.1% and 17.4%, in fiscal 2004, and 2003, respectively. The decrease in research and development expenses in absolute dollars in fiscal 2004 compared to fiscal 2003 was due primarily to decreases in personnel related expenditures as a result of salary and headcount reductions implemented by the Company. The increase in research and development expenses as a percentage of sales was due to the decline in revenue.

The Company expects that spending on research and development in fiscal 2005 will remain fairly flat or decrease slightly in comparison to fiscal 2004 in absolute dollars, while the Company continues to leverage the engineering expertise of its strategic partners.

General and Administrative

General and administrative expenses decreased to $1.1 million in fiscal 2004 from $1.2 million in fiscal 2003. As a percentage of net sales, general and administrative expenses were 12.3% and 9.7% in fiscal years 2004, and 2003, respectively. The decrease in general and administrative expenses in absolute dollars in fiscal 2004 is primarily related to reduced personnel related expenditures and professional services. The increase in general and administrative expenses as of percentage of sales was due to the decline in revenue.

The Company expects that general and administrative expenses will remain constant or decrease somewhat in fiscal 2005 in absolute dollars.

Off-Balance Sheet Arrangements

During fiscal year 2004 the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of the SEC's Regulation S-K.

Income Taxes

The Company recorded no provision or benefit for federal and state income taxes for fiscal 2004 or 2003 due principally to the fact that the Company incurred losses and a full valuation allowance was recorded against net operating losses and other tax credits generated in those years. The Company has recorded a full valuation allowance on its deferred tax assets as it is more likely than not that these assets will not be realized.

Net Loss

The Company recorded a net loss for fiscal year 2004 of $3.1 million compared to a net loss of $2.2 million for fiscal year 2003. The larger net loss in 2004 was due primarily to the 28% drop in net sales. While cost of sales and operating expenses also declined, such reduced expenses were more than offset by the reduction in sales. The Company will attempt to develop and sell higher margin products in fiscal 2005 while continuing to implement cost cutting programs in order to reduce its operating losses.

Liquidity and Capital Resources

During fiscal 2004, the Company's operating activities used cash of $3.0 million. During fiscal 2003, the Company's operating activities used cash of $1.5 million.

During fiscal 2004, net cash used in operations resulted primarily from the Company's net operating loss of $3 million and decreases in prepaid expenses and accrued expenses of $0.3 million and $0.5 million, respectively. These uses were offset primarily by increases in accounts payable and inventory of $0.7 million and $0.2 million, respectively.

Net cash used in investing activities, including purchases of property and equipment, in fiscal 2003 was insignificant.

During fiscal 2004, the Company successfully completed a $1.72 million private placement of 6,880,000 shares of common stock and 6,880,000 warrants to purchase common stock at $0.50 per share. However, the Company's access to further equity financing could be affected by the level of the Company's share price and the Company's listing status. In fiscal 2003 net cash provided by financing activities was insignificant.

At October 2, 2004, the Company had cash and cash equivalents of $0.4 million compared to $1.7 million at September 27, 2003, which represents a 76% decline. Working capital was $0.4 million at October 2, 2004, compared to $1.6 million at September 27, 2003.

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement was set to expire in November 2003. However, the parties entered into an amendment to extend the line of credit term to January 31, 2004 during which time the Company negotiated a renewal of the line of credit with the bank. On February 11, 2004, the line of credit was renewed with a new maturity date of January 30, 2005. The Company started drawing on its line of credit in October 2004. As of December 31, 2004, approximately $450,000 was available on this line of credit of which the Company had drawn down $450,000.

As of December 31, 2004, the Company was in compliance with the covenants of the line of credit agreement.

The Company has an operating lease for its main facility that expires on September 1, 2005. Future minimum lease payments under all leases are $379,000 in fiscal 2005.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than Asante.

For the fiscal year ended October 2, 2004, the Company recorded a loss from operations of $3 million and cash used in operating activities was $3.0 million. In the fiscal year 2003, the Company also incurred substantial losses and negative cash flows from operations. As of October 2, 2004, the Company had an accumulated deficit of $29.7 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2005.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2003 and fiscal 2004, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, education, Multiple Tenant Unit/Multiple Dwelling Unit (MTU/MDU), and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's revenues and results of operations could be adversely affected if the Company were to lose certain key distribution partners.

The Company has incurred net losses during its last two fiscal years and has an accumulated deficit at October 2, 2004 of $29.7 million. These recurring losses and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional equity financing and has renewed its line of credit agreement that expires January 30, 2005. The Company is also considering other corporate transactions as a means of providing additional financing. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives and sustain its desired levels of operation.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position.

In December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. In December 2003, the FASB further deferred the effective date of FIN 46 to the end of the first interim or annual reporting period ending after March 15, 2004 for those non-special purpose entity arrangements created prior to February 1, 2003. The adoption of this standard had no material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

ITEM 7.       FINANCIAL STATEMENTS

              Index to Financial Statements and Financial Statement Schedule

Financial Statements:

       Report of Independent Registered Public Accounting Firm                                   25

       Balance Sheets at October 2, 2004 and September 27, 2003                                  26

       Statements of Operations for the fiscal years ended October 2, 2004 and
       September 27, 2003                                                                        27

       Statements of Stockholders' Equity for the fiscal years ended  October 2, 2004
       and September 27, 2003                                                                    28

       Statements of Cash Flows for the fiscal years ended October 2, 2004 and
       September 27, 2003                                                                        29

       Notes to Financial Statements                                                             30-44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


November 19, 2004


The Board of Directors and Stockholders of

    Asante Technologies, Inc.


We have audited the accompanying balance sheets of Asante Technologies, Inc. at October 2, 2004 and September 27, 2003, and the related statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Asante Technologies, Inc. at October 2, 2004 and September 27, 2003, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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


ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California


                                                      ASANTE TECHNOLOGIES, INC.

                                                           BALANCE SHEETS
                                         (in thousands, except share and per share amounts)

                                                                                                       October 2,      September 27,
                                                                                                         2004              2003
                                                                                                        --------         --------
Assets

Current assets:
      Cash and cash equivalents                                                                         $    413         $  1,723
      Accounts receivable, net of allowance for doubtful accounts, rebates and sales returns of $814 and $1,196 in 2004
          and 2003, respectively                                                                           1,889            1,759
      Inventory                                                                                              721              930
      Prepaid expenses and other current assets                                                              366               27
                                                                                                        --------         --------
             Total current assets                                                                          3,389            4,439

Property and equipment, net                                                                                   69               51
Other assets                                                                                                  62              172
                                                                                                        --------         --------
             Total assets                                                                               $  3,520         $  4,662
                                                                                                        ========         ========

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                                                  $  1,787         $  1,050
      Accrued expenses                                                                                     1,367            1,779
      Payable to stockholder                                                                                   2             --
                                                                                                        --------         --------
             Total current liabilities                                                                     3,156            2,829

Long-term liabilities:
      Capital Lease                                                                                           32             --
                                                                                                        --------         --------
Total liabilities                                                                                          3,188            2,829
                                                                                                        --------         --------

Commitments and Contingencies

Stockholders' equity:
      Preferred stock, $0.001 par value; 2,000,000 shares authorized;
          no shares issued or outstanding in 2004 and 2003                                                  --               --
      Common stock, $0.001 par value; 25,000,000 shares authorized;
          17,061,457 and 10,149,521 shares issued and outstanding in 2004
          and 2003, respectively                                                                              17               10
      Additional paid-in capital                                                                          30,010           28,417
      Accumulated deficit                                                                                (29,695)         (26,594)
                                                                                                        --------         --------
             Total stockholders' equity                                                                      332            1,833
                                                                                                        --------         --------
             Total liabilities and stockholders' equity                                                 $  3,520         $  4,662
                                                                                                        ========         ========

                        The accompanying notes are an integral part of these financial statements

                            ASANTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                                           Year ended
                                                     ---------------------------
                                                     October 2,    September 27,
                                                       2004           2003
                                                     --------       --------
Net sales                                            $  8,622       $ 12,008
Cost of sales                                           5,930          7,757
                                                     --------       --------
Gross profit                                            2,692          4,251
                                                     --------       --------

Operating expenses:
     Sales and marketing                                2,950          3,154
     Research and development                           1,650          2,099
     General and administrative                         1,060          1,168
                                                     --------       --------
        Total operating expenses                        5,660          6,421
                                                     --------       --------

Loss from operations                                   (2,968)        (2,170)
Interest and other income (expense), net                 (133)           (75)
                                                     --------       --------

Net loss                                             $ (3,101)      $ (2,245)
                                                     ========       ========


Basic and diluted loss per share                     $  (0.27)      $  (0.22)
                                                     ========       ========

Shares used in per share calculation

     Basic and diluted                                 11,423         10,138
                                                     ========       ========

    The accompanying notes are an integral part of these financial statements


                                                    ASANTE TECHNOLOGIES, INC.

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (in thousands, except per share amounts)

                                                    Common Stock        Additional                         Total
                                                 ------------------      Paid-in        Accumulated     Stockholders'
                                                 Shares      Amount      Capital          Deficit          Equity
                                                 ------      ------      -------          -------          ------
Balances as of September 28, 2002               10,066,020     $10       $28,412         $(24,349)         $4,073
Common stock issued under stock plans               83,501       0             5                                5
Net loss                                                                                   (2,245)         (2,245)
                                                ----------     ---       -------         --------          ------
Balances as of September 27, 2003               10,149,521      10        28,417          (26,594)          1,833
Common stock issued under stock plans               31,936      --             4                                4
Issuance of common stock and warrants in
  private placement, net of costs                6,880,000       7         1,589                            1,596
Net loss                                                                                   (3,101)         (3,101)
                                                ----------     ---       -------         --------          ------
Balances as of October 2, 2004                  17,061,457     $17       $30,010         $(29,695)         $  332
                                                ----------     ---       -------         --------          ------

                        The accompanying notes are an integral part of these financial statements


                                                   ASANTE TECHNOLOGIES, INC.

                                                    STATEMENTS OF CASH FLOWS
                                                         (in thousands)

                                                                                                            Year ended
                                                                                                 -------------------------------
                                                                                                 October 2,        September 27,
                                                                                                   2004                 2003
                                                                                                  -------             -------
Cash flows from operating activities:
      Net income (loss)                                                                           $(3,101)            $(2,245)
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
              Depreciation and amortization                                                            39                  56
              Warrant liability adjustment                                                             37
              Provision for doubtful accounts receivable                                             (383)              1,259
      Changes in operating assets and liabilities:
              Accounts receivable                                                                     253                (196)
              Inventory                                                                               209                 585
              Prepaid expenses and other current assets                                              (339)                114
              Other                                                                                   109                --
              Accrued payable                                                                         737                (968)
              Accrued expenses and other                                                             (526)               (152)
              Payable to stockholder                                                                    2                --
                                                                                                  -------             -------
                   Net cash used in operating activities                                           (2,962)             (1,547)
                                                                                                  -------             -------

Cash flows from investing activities:
         Purchases of property and equipment                                                          (58)                (17)
                                                                                                  -------             -------
                      Net cash used in investing activities                                           (58)                (17)
                                                                                                  -------             -------

Cash flows from financing activities:
         Issuance of common stock and warrants in private placement                                 1,706                --
         Issuance of common stock under stock plans                                                     4                   5
                                                                                                  -------             -------
                    Net cash provided by financing activities                                       1,710                   5
                                                                                                  -------             -------

Net increase (decrease) in cash and cash equivalents                                               (1,310)             (1,559)
Cash and cash equivalents at beginning of year                                                      1,723               3,282
                                                                                                  -------             -------
Cash and cash equivalents at end of year                                                          $   413             $ 1,723
                                                                                                  =======             =======

Supplemental disclosure of cash flow activities:
         Cash paid for interest                                                                   $    12             $  --
         Cash paid for taxes                                                                      $     1             $     1



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

For the fiscal year ended October 2, 2004, the Company incurred a loss from operations of $3.1 million and cash used in operating activities was $3.0 million. In fiscal years 2003 and 2002, the Company also incurred substantial operating losses and negative cash flows from operations. As of October 2, 2004, the Company had an accumulated deficit of $29.7 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2005.

At October 2, 2004, the Company had cash and cash equivalents of $0.4 million compared to $1.7 million at September 27, 2003, which represents a 76% decline. Working capital was $0.4 million at October 2, 2004, compared to $1.6 million at September 27, 2003. The Company has a bank line of credit agreement which provides for borrowings of up to $2.0 million. The line of credit expires on January 30, 2005. However, borrowings under the line of credit are subject to compliance with certain financial covenants and are limited to a specified percentage of eligible accounts receivable.

The recurring losses, accumulated deficit and expect continued negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.

On December 23, 2003, the Company entered into a non-binding Letter of Intent to merge with Oblique, Inc. The merger is conditioned upon, among other things, an expedited due diligence period, and several other factors, including an expedited process to arrive at a Definitive Merger Agreement with certain minimum acceptable terms including a bridge funding of approximately $1.0 million. Due to delays in Oblique's obtaining the necessary financing for this transaction, the Company discontinued merger negotiations with Oblique in June 2004.

On July 27, 2004, the Company completed a private placement of 6,880,000 shares of its common stock, which raised proceeds of $1.72 million. The proceeds were used for working capital. The Company will need to raise additional capital, secure other sources of financing or enter into a corporate transaction in order to finance its operations through fiscal 2005. However, the Company may not be able to complete any of these alternative transactions on acceptable terms, or at all.

Fiscal Year
The Company operates under a 52-53 week year ending the Saturday closest to September 30. Fiscal year 2004 is comprised of a 53-week period and fiscal year 2003 is comprised of a 52-week period.

Management estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining accruals for sales rebates and returns, warrants, inventory write-downs for excess or discontinued inventory, legal contingencies and the valuation of deferred income tax assets and liabilities, as well as in estimates used in applying the revenue recognition policy. Actual results could differ from estimated results.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At October 2, 2004 and September 27, 2003 four customers accounted for 70% and 59% respectively, of the accounts receivable balance. In fiscal 2004 and 2003 one customer accounted for 25% and 33%, respectively, of the Company's sales.

Inventory
Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases.

Shipping and handling costs
Shipping and handling costs of $488,086 in fiscal 2004 and $476,574 in fiscal 2003 have been allocated to cost of sales, sales and marketing, research and development and general and administrative expenses.

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

Stock-based compensation
Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25.

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended October 2, 2004 and September 27, 2003:

                                                    October 2,     September 27,
(In thousands, except per share data)                 2004            2003
                                                    -------         -------

Net loss as reported                                $(3,101)        $(2,243)
                                                    -------         -------

Employee stock-based compensation expense
determined under the fair value method              $    26         $    81
                                                    -------         -------

            Pro forma net loss                      $(3,127)        $(2,324)
                                                    -------         -------


Net loss per share:
    As reported
        Basic and diluted                           $ (0.27)        $ (0.22)
                                                    -------         -------

     Pro forma
          Basic and diluted                         $ (0.27)        $ (0.23)
                                                    -------         -------


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

Reclassifications
Certain  amounts   reported  in  prior  year  financial   statements  have  been
reclassified to conform to current period presentation.

Segment information
In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separately reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                            2004               2003
                                            ----               ----
              United States                  81%                 82%
              Europe                         14%                 12%
              Other                           5%                  6%
                                            ---                 ---
                                            100%                100%
                                            ===                 ===

Substantially all of the Company's assets are located in the United States.

Recently issued accounting pronouncements

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial positions.

In December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. In December 2003, the FASB further deferred the effective date of FIN 46 to the end of the first interim or annual reporting period ending after March 15, 2004 for those non-special purpose entity arrangements created prior to February 1, 2003. The adoption of this standard had no material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

Note 2.       Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" (SFAS No. 128). Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be repurchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                                2004          2003
                                                                ----          ----
       Net Loss                                              $   (3,101)   $ (2,243)
                                                             ==========    ========

       Weighted average common stock outstanding (basic)         11,423      10,150
       Dilutive effect of options                                  --          --
       Weighted average common stock outstanding (diluted)       11,423      10,150
                                                             ==========    ========

       Net loss per share:
          Basic                                              $    (0.27)   $  (0.22)
                                                             ==========    ========
          Diluted                                            $    (0.27)   $  (0.22)
                                                             ==========    ========

Diluted net loss per share for the fiscal years ended October 2, 2004 and September 27, 2003 excludes all dilutive potential common shares as their effect is antidilutive. At October 2, 2004 and September 27, 2003, 9,165,402 and 1,491,343 outstanding warrants and options respectively, were excluded since their effect was antidilutive.

Note 3        Balance Sheet Components

                                                                 2004              2003
                                                                 ----              ----
                                                                     (in thousands)
  Inventory:
     Raw materials and component parts                       $     83           $      39
     Work-in-process                                               12                  23
     Finished goods                                               626                 868
                                                             --------           ---------
                                                             $    721           $     930
                                                             ========           =========
  Property and equipment
     Computers and R&D equipment                             $  2,451           $  2,222
     Furniture, fixtures and leasehold improvements               694                508
                                                             --------           --------
                                                             $  3,145           $  2,730
     Accumulated depreciation                                  (3,076)            (2,679)
                                                             --------           --------
                                                             $     69           $     51
                                                             ========           ========
  Accrued expenses:
     Payroll-related expenses                                $    347           $    339
     Sales promotion expenses                                     154                395
     Legal and promotional fees                                   150                327
     Product warranty                                             430                430
     Warrant liability                                            147                --
     Other                                                        139                288
                                                             --------           --------
                                                             $  1,367           $  1,779
                                                             ========           ========

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

Changes in the Company's warranty liability, which is included as a component of "Accrued expenses" on the Balance Sheets, during the fiscal years ended October 2, 2004 and September 27, 2003 are as follows (in thousands):

                                                                                     October 2,         September 27,
                                                                                        2004                2003
                                                                                      -----                -----
Balance at beginning of period                                                        $ 430                $ 430
Provision for warranty liability for sales during the fiscal year                       154                  305
Settlements made during the fiscal year                                                (154)                (305)
                                                                                      -----                -----

Balance at end of period                                                              $ 430                $ 430
                                                                                      -----                -----


Note 5.       Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 7.1% of the Company's Common Stock as of October 2, 2004. Under the OSE Agreement, the Company purchases from and sells at cost to OSE certain component parts. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At October 2, 2004, the Company's firm purchase commitments under the OSE Agreement were insignificant.

For fiscal 2003, the Company sold, at cost, approximately $7,000 of component parts to OSE and purchased $100,000 of goods from OSE.

Delta Networks Inc., and Delta International Holdings Ltd. own collectively 500,000 shares of the Company's common stock. During fiscal years 2004 and 2003 the Company purchased approximately $2.1 million and $2.7 million, respectively, of goods from Delta and sold component parts totaling approximately $85,000 and $14,000, respectively, at cost to Delta. At October 2, 2004, the Company had approximately $400,000 in accounts payable to Delta and approximately $43,000 in receivables from Delta, and at September 27, 2003 the Company had approximately $100,000 in accounts payable to Delta and approximately $9,000 in receivables from Delta.

The Company entered into a sublease of its executive offices in September 2004 with OSE. The Company believes the lease rate and terms are similar to those rates obtainable from an unaffiliated third party.

Jeff Lin participated in the July 2004 private placement pursuant to which he acquired 2,000,000 shares of common stock and 2,000,000 warrants exercisable at $0.50 per share for a period of two years.

Note 6.       Income Taxes

There was no provision or benefit for income taxes made in fiscal years 2004 and 2003, as the Company incurred losses and provided a full valuation allowance against its deferred tax assets.

Deferred tax assets, net, comprise the following at October 2, 2004 and September 27, 2003 (in thousands):

                                                           2004          2003
                                                         --------      --------
Deferred tax assets:
     Net operating losses                                $  9,542      $  7,936
     Research and development credits                       3,264         2,928
     Inventory-related reserves                               688         1,820
     Receivable and sales-related reserves                    319           510
     Compensation accruals                                     75           100
     Depreciation                                              61            98
     Other reserves and accruals                               44           128
                                                         --------      --------
         Total deferred tax assets                         13,993        13,520
         Valuation allowance                              (13,993       (13,520)
                                                         --------      --------
                                                         $    --       $     --
                                                         ========      ========

The  Company   believes  that  sufficient   uncertainty   exists  regarding  the
realizability of the deferred tax assets such that a full valuation allowance was provided as of October 2, 2004 and September 27, 2003.

At October 2, 2004, the Company had federal and state net operating loss carryforwards of approximately $24.5 million and $9.5 million, respectively, available to offset future taxable income which expire beginning in 2018 and 2004, respectively. In addition, as of October 2, 2004 the Company had approximately $1.9 million and approximately $1.3 million of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized. The state tax credits will be carried forward until utilized.

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

A reconciliation between the Company's income tax provision and the amount computed by applying the statutory federal rate to income before taxes follows (in thousands):

                           `                               2004           2003
                                                         -------        -------
Tax (benefit) at U.S. statutory rate                     $(1,042)       $  (763)
State taxes, net of federal benefits                        (178)          (131)
Other                                                         24             44
Valuation allowance                                        1,196            850
                                                         -------        -------
                                                         $   --         $   --
                                                         =======        =======

Note 7        Bank Borrowings

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. At October 2, 2004, no borrowings were outstanding under the line of credit. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement expires on January 30, 2005.

Note 8.       Stockholders' Equity

Preferred Stock
There are 2,000,000 shares of Preferred Stock authorized by the Board of Directors none of which have been issued.

Common Stock
On July 27, 2004, the Company raised $1.7 million, net of costs, through the private placement of shares of its common stock at $0.25 per share. Each share also included a warrant to purchase an additional share of common stock exercisable at $0.50 per share, for a period of two years. The shares were sold exclusively to a limited number of accredited investors in the United States without any public solicitation or investors residing outside the United States and not deemed to be a "U.S. person" as that term is defined under Regulation S.

Stock Based Compensation Plans
As of October 2, 2004, the Company had granted options under five stock-based compensation plans that are described below.

The 2001 Stock Option Plan allows for issuance of options to Company employees and consultants to purchase a maximum of 1,000,000 shares of common stock plus 7% of the outstanding common shares as of the last day of the immediately preceding year beginning in fiscal year 2002. This plan replaces the Company's 1990 Stock Option Plan (the 1990 Plan) which allowed for the issuance of options to Company employees and consultants to purchase a maximum of 4,597,333 shares of common stock. The 1990 Plan expired in May 2000, and was temporarily replaced by the 2000 Non Statutory Stock Option Plan which allows for issuance of options to Company employees and consultants to purchase a maximum of 120,000 shares of common stock. As of September 27, 2003, a total of 1,010,466 shares were available for issuance under this plan.

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

Activity under the 1990 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, 2001 Stock Option Plan, Directors' Stock Option Plan and the Key Executive Option Plan are summarized as follows:

                                               2004                           2003
                                    -------------------------     ------------------------
                                                    Weighted                     Weighted
                                      Number         Average         Number       Average
                                        of          Price per          of        Price per
                                      Shares          Share          Shares        Share
                                      ------          -----          ------        -----
Beginning Balance                   1,491,343         $1.41        1,719,520      $1.58
Granted                             1,206,000         $0.28           29,000      $0.10
Exercised                                  --         $  --           (3,592)     $0.19
Canceled                             (411,941)        $1.53         (253,585)     $2.48
                                    ---------                     ===========
Ending Balance                      2,285,402         $ .79        1,491,343      $1.41
                                    =========         =====

The following table summarizes information about stock options outstanding at October 2, 2004:

                                                              Options Outstanding                  Options Exercisable
                                                 -----------------------------------------      ------------------------
                                                                    Weighted
                                                                     Average      Weighted                      Weighted
                                                                    Remaining      Average                       Average
             Range of                               Number         Contractual    Exercise        Number        Exercise
          Exercise Prices                        Outstanding          Life          Price       Exercisable       Price
----------------------------                     -----------          ----          -----       -----------       -----
      $0.0800 - $0.1500                             140,250            8.70       $0.1319           39,900       $0.1167
      $0.2500 - $0.2500                             900,000            9.74       $0.2500          270,000       $0.2500
      $0.2700 - $0.8750                             315,810            6.10       $0.6387          241,175       $0.7078
      $0.9000 - $1.0000                              72,900            5.13       $0.9425           71,725       $0.9432
      $1.0320 - $1.0320                             600,000            4.83       $1.0320          600,000       $1.0320
      $1.8760 - $5.1404                             237,917            3.61       $2.3647          237,917       $2.3647
      $5.6250 - $6.1250                              15,000            1.80       $5.9583           15,000       $5.9583
      $6.2500 - $6.2500                               1,325            2.78       $6.2500            1,325       $6.2500
      $6.5000 - $6.5000                               1,000            1.78       $6.5000            1,000       $6.5000
      $6.8750 - $6.8750                               1,200            2.06       $6.8750            1,200       $6.8750
                                                   ---------           ----       -------        ---------       -------

      $0.0800 - $6.8750                            2,285,402           7.04       $0.7912        1,479.242       $1.0848
                                                   =========                                     =========

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during fiscal 2004, 2003, risk free interest rates ranging at the date of grant from 2.90% to 3.08%; expected average volatility of 192%, and 85% respectively; an expected option term of four years, and no expected dividends. The weighted average fair value of stock options granted under the plans for fiscal 2004 and 2003 was $0.19 and $0.16, respectively.

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

Sales under the Purchase Plan in fiscal 2004 and 2003, were 31,936 and 79,909 shares of common stock, respectively, at an average price of $0.13 and $0.07, respectively. On October 2, 2004, 232,166 shares of common stock were available for future purchase.

The fair value of the employee's purchase rights under SFAS No. 123, was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 2004 and 2003, risk free interest rates ranging from 2.90% to 3.08%, respectively, expected volatility of 192% and 85% respectively, with an expected option term of six months for all years, and no expected dividends. The weighted average fair value of stock purchased under the Purchase Plan for fiscal 2004 and 2003, was $0.13 and $0.43, respectively.

If compensation expense under these plans had been recorded in the Company's financial statements pursuant to SFAS No. 123, the Company's net loss and net loss per share for fiscal 2004 and 2003 would have been as follows (in thousands, except per share amounts):

                                                                                      2004         2003
                                                                                   ---------    ---------
Net loss:
     As reported                                                                   $  (3,101)   $  (2,243)
     Pro forma                                                                     $  (3,127)   $  (2,324)

Net loss per share
     As reported
         Basic and diluted                                                         $   (0.27)   $   (0.22)
     Pro forma
         Basic and diluted                                                         $   (0.27)   $   (0.23)



Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Note 9.       Commitments

The Company has an operating lease for its main facility that expires September 1, 2005. The Company has options to renew the lease for two 1 year periods. The Company also leases a sales office under a lease expiring in January 2005, and a warehouse on a month to month lease. Rent expense under such operating leases aggregated approximately $740,000 and $720,000 for fiscal 2004 and 2003, respectively. Certain leases require the Company to pay a portion of facility operating expenses.

Future minimum lease payments under these leases at October 2, 2004 are as follows (in thousands): $379 in fiscal 2005.


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

On May 13, 2004, the Company's former landlord, WW&LJ Gateways, LTD., filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Santa Clara. In the suit, the landlord alleged that the Company was in default under its lease because the Company had not paid rent for the months of April and May 2004. At the time the suit was filed, the alleged outstanding rent totaled $147,425. On July 13, 2004, the Company entered into a Settlement and Mutual Release pursuant to which the Company is obligated to pay the sum of $271,186 payable in equal installments over five months. A Stipulation for Entry of Judgment and Judgment was filed with the Superior Court on July 12, 2004. The Company also agreed to vacate the premises at the end of its current lease term which is August 31, 2004. As of the October 2, 2004, the Company had paid all but $21,000 of the settlement amount.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

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

In connection with its audits for the two most recent fiscal years prior to and through July 28, 2003, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

The Company engaged Odenberg, Ullakko, Muranishi & Co. LLP ("OUMC") as its new independent accountants as of July 28, 2003. During the two most recent fiscal years prior to and through July 28, 2003, the Company has not consulted with OUMC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that the Company concluded was an important factor considered by it in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 204(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation  S-K, or a reportable  event,  as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A       CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as modified by the changes discussed in subparagraph (b) below, are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

ITEM 8B.      OTHER INFORMATION

On July 1, 2004, the Company filed a Form 8-K reporting an Item 5 event regarding Mr. Lin assuming the positions of President and Chairman of the Board.

On July 27, 2004 the Company filed a Form 8-K reporting an Item 5 event regarding the Company's private sale of 6,880,000 shares of common stock.

Subsequent to the Company's 2004 fiscal year end, the Company hired Raj Matthew as its Chief Financial Officer. Robert Pendergrass, the Company's Interim CFO, now becomes the Company's Corporate Controller.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company, their ages as of October 2, 2004, and certain information regarding each of them are as follows:

         Name                       Age              Position with the Company                     Director Since
         ----                       ---              -------------------------                     --------------
Wilson Wong                         57               Director                                            1988
Jeff Lin                            54               Chairman, President and Chief Executive
                                                     Officer                                             1988
Edmond Y. Tseng                     57               Director                                            1989
Rajiv Matthew                       44               Chief Financial Officer
Steven Dix*                         45               General Manager and Senior Vice President Sales
                                                        and Marketing
Jim Hsia *                          42               Vice President of Product Marketing and Business
                                                         Development
Chiu K. Fung*                       57               Vice President of Operations
Craig Johnson                       45               Vice President of Marketing
David Kichar                        56               Vice President of Operations
Phil Berkowitz                      40               Vice President of Sales

----------------------
* Mr. Dix left the Company in July 2004. Mr. Hsia and Mr. Fung left the Company in September 2004.

Mr. Wong co-founded the Company in 1988, and served as President, Chief Executive Officer and Chairman of the Board of Directors from January 1, 1999 to July 1, 2004 at which time he remained a Director. Mr. Wong also continues to serve as Vice President of Engineering. Prior to his return to the Company as Vice President of Engineering on September 10, 1998, Mr. Wong was Chief Executive Officer of Pixo Arts Corporation. From 1994 to August 1997, he served as Vice President and General Manager for the Company. From 1993 to 1994, he served as Vice President and General Manager for the Company's Client Access products. From 1988 to 1993, he served as the Company's President and Chief Executive Officer.

Mr. Lin co-founded the Company in 1988, and has been a director of the Company since 1988. He rejoined the Company as an executive officer in June 2002 and on July 1, 2004 assumed the positions of Chief Executive Officer and Chairman of the Board of Directors. Mr. Lin is also a General Partner of Proton Management Consulting located in San Jose, a venture management company. Prior to that, Mr. Lin served as Chairman and Chief Executive Officer of United Optical Networks International, a supplier of fiber optic components, and as Chairman of FITGlobal, an online transaction company. Prior to that, Mr. Lin was President and Chief Executive Officer of Lite-On Communications Corporation, which is an internetworking company located in Taiwan. Lite-on Communications is a subsidiary of Lite-On Group, which is one of Asante's OEM suppliers in Asia. Mr. Lin served as Asante's President, Chief Executive Officer and Chairman of the Board of Directors from July 1994 until December 31, 1998. After his resignation as President and Chairman of the Board of Directors of Asante, Mr. Lin continued to serve as a Director of the Company. Mr. Lin also held the position of Vice President of Engineering from November 1997 until August 1998. From June 1993 through July 1994, he served as Vice President, General Manager of Network Systems Business for the Company. From 1991 to 1993, he served as the Company's Chairman of the Board of Directors and Chief Operating Officer. From 1988 to 1991, Mr. Lin served as the Company's Vice President of Operations and Engineering, Chief Financial Officer and Secretary.

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

Rajiv Matthew joined the Company as its Chief Financial Officer in December 2004. Mr. Matthew, a veteran of the networking and emerging technologies industries, brings almost 20 years of management experience to Asante. He leads a team of seasoned financial and human resources professionals. Mr. Matthew served as chief financial officer at BuildPoint Corporation and at PeopleWeb Communications, where he was also chief operating officer and has held senior management positions of increasing responsibility at Conner-Seagate, PriceWaterhouseCoopers, BankAmerica, and Pacific Telesis Group.

Mr. Robert Pendergrass joined the Company in May 1999 and has served as Interim Vice President of Finance and Administration since February 2004 after Anthony Contos, the Company's former Vice President of Finance and Administration, left the Company for medical reasons. Upon the appointment of Mr. Matthew as the Company's new CFO in December 2004, Mr. Pendergrass assumed the position of Controller. Mr. Pendergrass previously worked at Trimble Navigation and DSP Technologies.

Mr. Steven Dix rejoined the Company in October 2003 and served as Senior Vice President and General Manager until July 2004 when he left the Company. Mr. Dix initially joined the company in 1993 and served as Director of Int'l Sales and Marketing until 1994. Prior to rejoining the company Mr. Dix was the VP of Sales and Marketing for NETGEAR, Inc. from Feb 1996 until March 2003. He has held senior sales management positions with Borland, SysKonnect and Farallon Computing

Mr. Jim Hsia joined the Company in September 1999 and served as Vice President of Marketing for the Company until September 2004 when he left the Company. Mr. Hsia now serves as Vice President of Product Marketing and Business Development. From February 1996 to September 1999 Mr. Hsia was the Vice President of Marketing at ZNYX Corporation. Prior to that he held various marketing positions at National Semiconductor, Eagle Technology (a business unit of Artisoft), Accton Technology and 3Com Corporation.

Mr. Chiu K. Fung (C.K.) joined the Company in October 2000, and served as Vice President of Operations from October 2001 until September 2004 when he left the Company. Before that Mr. Fung held the position of Senior Director of Operations with the Company. From June 1998 to June 2000, Mr. Fung served as Monitor Service Manager for Nakamichi America Corporation where he was responsible for management of service and repair operations. From December 1995 to March 1998, Mr. Fung served as Technical Director at Orient Power Holding Ltd. where he was responsible for management of their audio business unit. Prior to that, Mr. Fung held other management positions in operations.

Craig Johnson joined the Company in October 2004 and serves as the Vice President of Marketing. Mr. Johnson leads Asante's marketing, product management, and technical support and brings extensive industry and marketing knowledge to the Asante team. Previously Mr. Johnson held senior analyst positions at the PITA Group, Current Analysis, and Gartner/Dataquest, where he was responsible for its Network Infrastructure Service. Prior to that, he held senior - and mid-level management positions - including marketing, straight planning, and worldwide service/support - at Xylan, Retix, LANNET, and SynOptics.

David Kichar joined the Company in October 2004 and serves as the Vice President of Operations. Mr. Kichar's extensive experience includes global material management, sourcing supplier relations, logistics, and program management for tier-one and tier-two companies. Previously, he held executive-level positions in supply chain management at Celestica Solectron, A-Plus Manufacturing, and CMAC Industries. Past distributor employment includes Director of Value Added Services at Pioneer Technology, General Sales Manager at Tin Electronics (now Avnet), and Area Sales Manager for Arrow Electronics.

Philip R. Berkowitz joined the Company in October 2003 and in June 2004 was promoted to Vice President of Sales. Mr. Berkowitz brings over 16 years of sales managerial experience in the network computer industry to Asante. He joined Asante in October 2003 as Director of Channels where he helped architect the current sales channel strategy for the Company. Previously Berkowitz held various sales management positions - including Director of North America Channel Sales - at NETGEAR. Before that, he held various management positions - including sales, marketing, and product development - in the computer hardware industry. Mr. Berkowtiz received a Bachelor's degree in Business Administration-Finance from San Jose State University.

There are no family relationships among the directors and executive officers of the Company.

Board Meetings and Committees

The Board of Directors of the Company held a total of eleven meetings and acted by written consent six times during the fiscal year ended October 2, 2004. During fiscal 2004, no director attended fewer than 75% of the meetings of the Board of Directors and its committees upon which such director served. The Board of Directors has an Audit Committee and a Compensation Committee. The Board of Directors has no nominating committee or any committee performing similar functions.

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

Audit Committee

The Audit Committee of the Board of Directors consisted of Mr. Lin and Mr. Tseng, until July 1, 2004 at which time Mr. Lin resigned from the Audit Committee and Mr. Wong was appointed to the Audit Committee. The Audit Committee met two times during the last fiscal year of the Company. The Company's Common Stock trades on the OTC (Over-the-Counter) Bulletin Board, and, accordingly, the Company is not subject to the rules of the Nasdaq Stock Market. During the last fiscal year, the Audit Committee did not consist solely of members who are independent directors within the meaning of Rule 4200(a)(14) of the Market Place Rules of the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee, the functions of the Audit Committee include, among others: recommending to the Board of Directors the retention of independent public accountants, subject to stockholder approval; reviewing and approving the planned scope, proposed fee arrangements and results of the Company's annual audit; reviewing and evaluating the Company's accounting principles and its system of internal accounting controls; and reviewing the independence of the Company's independent accountants.

Audit Committee Report for the Fiscal Year ended October 2, 2004

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended October 2, 2004 with the Company's management. The Audit Committee has discussed with Odenberg, Ullakko, Muranishi & Co. LLP, the Company's independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.

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

Based on the Audit Committee's review and discussions noted above, the Audit Committee recommended to the Board of directors that the Company's audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004 for filing with the Securities and Exchange Commission. In addition, the Audit Committee reviewed and recommended to the Board that Odenberg, Ullakko, Muranishi & Co. be retained by the Company for the fiscal year ending October 1, 2005.

                                             Submitted by The Audit Committee
                                             Wilson Wong
                                             Edmond Y. Tseng

Compensation Committee

The Compensation Committee of the Board of Directors, which during the fiscal year ended October 2, 2004, consisted of Mr. Tseng, did not meet during fiscal year 2004. The Compensation Committee or the Board of Directors reviews and approves the Company's executive compensation policy, including the salaries and target bonuses of the Company's executive officers. In addition, the Compensation Committee administers the Company's stock plans, which includes recommending or approving the grant of options to new and existing employees (including officers and employee directors).

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 2, 2004, the Compensation Committee consisted of Mr. Tseng, who is not an officer of the Company.

Mr. Tseng is the President and Chief Executive Officer and Dr. Duh is a director of OSE, Inc., a semiconductor products company which serves as the exclusive North American sales representative for Orient Semiconductor Electronics, Ltd. ("OSE"). The Company subcontracts the manufacturing of a substantial portion of its products through OSE. Under the Company's arrangement with OSE, the Company purchases certain components from third party vendors and sells these components to OSE at cost. OSE purchases or manufactures other components, assembles printed circuit boards, and tests and packages products for the Company on a purchase order basis. The Company is obligated to purchase products only to the extent it has signed firm purchase commitments with OSE. During fiscal 2003 and 2004, the Company's purchases from OSE totaled $0.1 million and $0 million, respectively. The Company's arrangement with OSE provides for payment terms of 45 days from date of receipt of product. The Company sells certain component parts to OSE with payment terms similar to those granted to the Company. OSE and its affiliates are significant stockholders of the Company. A portion of the purchases from OSE included payments to OSE, Inc. See "Security Ownership of Directors, Officers and Certain Beneficial Owners."

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

In fiscal 2004, the Compensation Committee ("Committee") consisted of Mr. Tseng, who is not or has not been an employee of the Company. The Committee is responsible for reviewing the compensation and benefits for the Company's executive officers, as well as supervising and making recommendations to the Board on compensation matters generally. The Committee also administers the Company's stock option and purchase plans and makes grants to executive officers under the Company's Key Executive Stock Plan and 2001 Stock Option Plan.

The Committee held no meetings during fiscal 2004. The following report is submitted on behalf of the Compensation Committee.

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

The Company has a profit sharing plan approved by the Board of Director's during fiscal 2001. However, there were no bonuses earned under the profit sharing plan during fiscal year 2004. This plan covers all active, full-time employees of the Company who have been with the Company for a certain minimum period of the applicable fiscal year. Cash payments under the plan shall be made subsequent to the Company's applicable fiscal year and be based on yearly net income.

Equity-Based Compensation. The Company enables all eligible employees, including executive officers other than Mr. Wong and Mr. Lin, to purchase the Company's Common Stock at a discount by participating in the Company's 1993 Employee Stock Purchase Plan. In addition, the Company periodically grants to its executive officers stock options under the 2001 Stock Plan, and the Key Executive Plan, and grants to other employees stock options under the 2001 Stock Plan, in order to provide additional incentive for such persons. The Committee believes that such incentive promotes the long-term interests of the Company's stockholders. Options generally vest over a four-year period to encourage option holders to continue employment with the Company. In granting options, the Committee takes into account each individual's level of responsibility within the Company and such individual's expected future contribution, as well as the number of shares and outstanding options already held by the individual. The Board has adopted a stock option grant policy, pursuant to which employees (including officers except for Mr. Wong) may receive annual stock option grants, generally on their review date with the Company, in amounts based on certain criteria including continuous time with the Company, current salary, responsibilities, and job performance. Employees may also be entitled to receive additional option grants where the employee's job has significantly changed through growth or promotion. The exercise price of all options is the market price on the date of grant.

Compensation of Chief Executive Officer

The process of determining the compensation for the Company's Chief Executive Officer and the factors taken into consideration in such determination are generally the same as the process and factors used in determining the compensation of all of the executive officers of the Company. In fiscal 2004, the Company decreased the pay rates of most employee's, including the compensation of Mr Wong and Mr. Lin, as part of the Company's salary reduction program.

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

                                             FOR THE COMPENSATION COMMITTEE

                                                  Edmond Tseng


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the fiscal year ended October 2, 2004, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.      EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all compensation received by the Named Officers for services rendered to the Company in all capacities for fiscal years ended September 28, 2002 and September 27, 2003 and October 2, 2004:

                                                                                          Long-Term
                                                  Annual Compensation                 Compensation Awards
                                          -------------------------------------       -------------------
                                                                                               Number
                                                                               Restricted    of Shares
                                                                Other Annual     Stock       Underlying    LTIP       All Other
Name and Principal Position       Year      Salary     Bonus    Compensation     Awards       Options     Payouts  Compensation (1)
---------------------------       ----      ------     -----    -------------    ------       -------     -------  ---------------
                                              $          $           ($)
Wilson Wong                        2004      76,077      -           -             -            -          -           482
Former President and Chief         2003      84,000      -           -             -            -          -           609
Executive Officer,  Chairman of    2002     114,108      -           -             -            -          -           920
the Board
Jeff Lin (2)                       2004     100,504      -           -             -         900,000       -           285
President and Chief                2003      84,000      -           -             -            -          -           326
Executive Officer,  Chairman of    2002      49,002      -           -             -            -          -           132
the Board
Jim Hsia                           2004     113,153                                                                    173
Vice President of Marketing        2003     114,216      -           -             -            -          -           208
                                   2002     131,721      -           -             -           2,500       -           256

Phil Berkowitz                     2004      92,850      -        41,871           -          70,000       -           364

(1)   Amount  consists  of  premiums  paid by the  Company  for life  insurance, including  compensation  relating  to  over
      $50,000  Life  Insurance  and Executive Life.
(2)   Mr. Jeff Lin rejoined the Company as an officer on June 1, 2002 and became President and Chairman on July 1,
      2004.


Stock Based Compensation Plans

As of October 2, 2004, the Company had granted options under five stock-based compensation plans that are described below.

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

In 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. During fiscal 2000 the Stockholders approved an amendment increasing the number of shares available for issuance under the Purchase Plan by 500,000 shares. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in the Purchase Plan can have up to 10% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period. Sales under the Purchase Plan in fiscal 2004, 2003 and 2002 were 31,936, 79,909 and 62,839 shares of common stock, respectively, at an average price of $0.13, $0.07 and $0.15, respectively. On October 2, 2004, 232,166 shares of common stock were available for future purchase.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Officers during the fiscal year ended October 2, 2004. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                                                Option Grants in Last Fiscal Year

                                                        Individual Grants
                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                   Annual Rates of
                            Number of        % of Total                                              Stock Price
                             Shares            Options                                               Appreciation
                           Underlying         Granted to         Exercise                         for Option Term (3)
                            Options          Employees in         Price                          ---------------------
         Name              Granted (1)      Fiscal Year (2)     Per Share    Expiration Date         5%         10%
         ----              -----------      ---------------     ---------    ---------------      --------    -------
Phil Berkowitz               40,000              3.32%            0.440          11/3/13          $11,069     $ 28,050
Phil Berkowtiz               30,000              2.49%            0.15           8/20/14          $ 2,830     $  7,172
Stephen Dix                 200,000             16.58%            0.440          11/3/13          $55,343     $140,249
Jeff Lin                    900,000             74.63%            0.25           6/30/14                0     $ 55,124
---------------------------------------------------------------------------------------------------------------------

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

(2)  Based on options to purchase an aggregate of 1,206,000 shares granted in fiscal 2004.

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

Option Exercises and Holdings

The following table provides information with respect to option exercises in fiscal 2004, by the Named Officers and the value of such officers' unexercised options at October 2, 2004:

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

                                                       Number of Shares
                                                     Underlying Unexercised             Value of Unexercised
                                                          Options at                   In-the-Money Options at
                                                     Fiscal Year-End (1)                  Fiscal Year-End
                                                     -------------------               -----------------------
                        Shares
                       Acquired        Value
Name                  on Exercise    Realized      Exercisable    Unexercisable     Exercisable     Unexercisable
----                  -----------    --------      -----------    -------------     -----------     -------------
Phil Berkowitz            --            --              -             70,000            $ -              $ 300
Jeff Lin                                             287,500         632,500            $ -              $ -
Wilson Wong               --            --           600,000            -               $ -              $ -
Jim Hsia                                              52,888           2,962            $ 269            $ 656

(1)  Market value of unexercised  options is based on the price of the last reported sale of the Company's Common Stock on the OTC  (Over-the-Counter)  Bulletin  Board of $0.16 per share on  October 1, 2004 (the last  trading  day for fiscal 2004), minus the exercise price. Does not include options that had an exercise price greater than $0.16.


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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2004, by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) the Company's Chief Executive Officer and each of the four other most highly compensated executive officers during the fiscal year ended October 2, 2004 (collectively, the "Named Officers"), (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                            Shares              Percentage
                                                         Beneficially          Beneficially
Beneficial Owner                                             Owned                Owned
----------------                                             -----                -----
Jeff Yuan-Kai Lin (1)                                      5,575,500              31.7%
Wilson Wong (2)                                            1,774,250               6.7%
Dr. Eugene C.Y. Duh (3)                                    1,191,073               6.8%
OSE, Ltd.(4)(5)                                               25,293               0.1%
Edmond Tseng (6)(7)                                          105,833               0.6%
Rajiv Matthew(8)                                              80,000               *
Jim Hsia (9)                                                   5,411               *
Richard Lee (10)                                           1,600,000               9.1%
David Lee, Trustee (11)                                      960,000               5.5%
Leadtek Research, Inc. (12)                                4,000,000               22.8%
All directors and executive officers as a group            6,855,583(13)           39.0%
(5 persons)


*Represents less than one percent of the outstanding Common Stock.
-------------------------------------------------
(1) The address for Mr. Lin is 2223 Old Oakland Road, San Jose, California 95131. Includes 437,500 shares issuable under stock options and 2,000,000 shares issuable under warrants exercisable within 60 days of December 31, 2004.
(2) The address for Mr. Wong is 11842 Shasta Spring Ct., Cupertino, California 95014
(3) The address for Dr. Duh is Orient Semiconductor Electronics, Ltd., No. 12-2 Nei Huang S. Rd., NEPZ Kaohsiung 81120, Taiwan, ROC.
(4) Dr. Duh is a Director of OSE Ltd. As such, Dr. Duh may be deemed to be a beneficial owner of these shares.
(5) Dr. Duh is a Director and Mr. Tseng is President of OSE, Inc. As such, Dr. Duh, Mr. Tseng, and OSE Ltd. may be deemed to be beneficial owners of these shares.
(6) The address for Edmond Tseng is Orient Semiconductor, Inc., 2221 Old Oakland Rd, San Jose, CA 95131.
(7) Includes 62,500 shares issuable under stock options exercisable within 60 days of December 31, 2004.
(8) Mr. Matthew owns stock options to purchase 80,000 shares of the Company's common stock which are not currently exercisable
(9) Includes 52,800 shares issuable under stock options exercisable within 60 days of December 31, 2005
(10) The address for Mr. Richard Lee is 6F-2 NO 106 Chang-An W Road, Taipei Taiwan 103, ROC. Includes 800,000 shares issuable under warrants exercisable within 60 days of December 31, 2004.
(11) The  address  for Mr.  David Lee and  Chi-Ming  Lee as  Trustees of the Lee
     Family Trust is 1400 Tracy Court, Los Altos Hills, California 94022. Includes 480,000 shares issuable under warrants exercisable within 60 days of December 31, 2004.
(12) The address for Leadtek Research, Inc. is 18F NO 166 Chien Yi Road, Chung Ho, Taipei Hsien, Taiwan, ROC. Includes 800,000 shares issuable under warrants exercisable within 60 days of December 31, 2004.
(13) Amount includes 4,355,583 shares currently outstanding and 2,500,000 shares issuable upon exercise of outstanding options and warrants


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Delta Electronics Group of Companies includes Delta Networks, Inc. and Delta International Holdings, Ltd. who owns 166,667 and 333,333, respectively, of the Company's common stock, which together represents approximately 5.0% of the common stock of the Company. The Company subcontracts the manufacturing of a substantial portion of its products through Delta Networks, Inc. ("Delta"). Under the Company's arrangement with Delta, the Company purchases certain components from third party vendors and sells these components to Delta at cost. Delta purchases or manufactures other components, assembles printed circuit boards, and tests and packages products for the Company on a purchase order basis. The Company is obligated to purchase products only to the extent it has signed firm purchase commitments with Delta. During fiscal 2003 and 2004, the Company's purchases from Delta totaled $2.7 million and $2.1 million, respectively. The Company's arrangement with Delta provides for payment terms of 90 days from date of receipt of product. The Company sells certain component parts to Delta with payment terms similar to those granted to the Company. Delta and its affiliates own in aggregate approximately 5% of the Company. See "Security Ownership of Certain Beneficial Owners and Management".

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately ___% of the Company's Common Stock as of October 2, 2004. Under the OSE Agreement, the Company purchases from and sells at cost to OSE certain component parts. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At October 2, 2004, the Company's firm purchase commitments under the OSE Agreement were insignificant.

The Company entered into a sublease of its executive offices in September 2004 with OSE. The Company believes the lease rate and terms are similar to those rates obtainable from an unaffiliated third party.

Jeff Lin participated in the July 2004 private placement pursuant to which he acquired 2,000,000 shares of common stock and 2,000,000 warrants exercisable at $0.50 per share for a period of two years.

ITEM 13.      EXHIBITS

See Exhibit Index at page 63 of this Form 10-KSB.


ITEM 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the Company's fiscal years ended September 27, 2003 and October 2, 2004, the Company was billed the following aggregate fees by Odenberg, Ullakko, Muranishi Co. LLP ("OUMC").

Audit Fees.
-----------

The aggregate fees billed by OUMC to the Company for professional services rendered for the audit of the Company's financial statements for the fiscal year, for reviews of the financial statements included in the Company's Forms 10-QSB for the fiscal year, and for services provided by OUMC in connection with statutory or regulatory filings for the fiscal year, were $70,000 for the 2003 fiscal year and $70,000 for the 2004 fiscal year.

Tax Fees
--------

The aggregate fees billed by OUMC to the Company for professional services rendered for the audit of the Company's federal and state tax returns for the two fiscal years 2004 and 2003 were $7,515 and $8,000, respectively.

All Other Fees.
---------------

OUMC billed the Company $6,000 in fiscal 2004 and $6,000 in fiscal 2003 for the audit of the Company's retirement plan.

All of the  services  performed  by OUMC  during 2004 were  pre-approved  by the
Company's  Board  of  Directors,  which  concluded  that  the  provision  of the non-audit services described above is compatible with maintaining the accountant's independence.

Pre-Approved Policies and Procedures

Prior to retaining OUMC to provide services in any fiscal year, the Board of Directors first reviews and approves OUMC's fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. Asante's pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of OUMC for services outside the scope of the fee proposal and engagement letter.

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

        3.1B      Certificate of Retirement of Stock of Registrant. (1)

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

       23.2       Consent of PricewaterhouseCoopers LLP(5)

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

                  (5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

January 18, 2005
                                 ASANTE TECHNOLOGIES, INC.



                                 By: /s/ Jeff Yuan Kai Lin
                                     -------------------------------------------
                                     Jeff Yuan Kai Lin
                                     President and Chief Executive Officer


                                 By: /s/ Rajiv Matthew
                                     -------------------------------------------
                                     Rajiv Matthew
                                     Chief Financial Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff Lin and Robert Pendergrass, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


               Signature                                         Title                                     Dates
---------------------------------------- ------------------------------------------------------ ----------------------------
    /s/  Jeff Yuan Kai Li                President and Chief Executive Officer (Principal              January 18, 2005
------------------------------------     Executive Officer) and Director
        (Jeff Yuan Kai Lin)

   /s/   Rajiv Matthew                   Chief Financial Officer, (principal Finance and               January 18, 2005
------------------------------------     Accounting Officer)
        (Rajiv Matthew)

   /s/    Edmond Tsen                    Director                                                      January 18, 2005
------------------------------------
         (Edmond Tseng)

   /s/    Wilson Wong                    Director                                                      January 18, 2005
------------------------------------
         (Wilson Wong)

