Form 10QSB
period 2005-01-01
ASANTE TECHNOLOGIES INC
filed 2005-02-15
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 1, 2005

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

                          Yes   X                        No

As of February 11, 2005 there were 17,165,952 shares of the Registrant's Common Stock outstanding.

                            ASANTE TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



                                                                            PAGE

PART I.  FINANCIAL INFORMATION...............................................1

         ITEM 1.      FINANCIAL STATEMENTS...................................1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                      OPERATION..............................................12

         ITEM 3.      CONTROLS AND PROCEDURES................................19

PART II.  OTHER INFORMATION..................................................20

         ITEM 1.      LEGAL PROCEEDINGS......................................20

         ITEM 5.      OTHER INFORMATION......................................20

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.......................20

SIGNATURE....................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
Condensed Balance Sheets -
   January 1, 2005 (Unaudited) and October 2, 2004 (Audited) ............   2

Unaudited Condensed Statements of Operations -
   Three months ended January 1, 2005 and December 27, 2003 .............   3

Unaudited Condensed Statements of Cash Flows -
   Three months ended January 1, 2005 and December 27, 2003 .............   4

Notes to Unaudited Condensed Financial Statements .......................   5-12

                          PART I. Financial Information

Item 1.  Financial Statements

                            Asante Technologies, Inc.
                       Unaudited Condensed Balance Sheets
                                 (in thousands)

                                                          January 1,  October 2,
                                                             2005        2004
                                                          --------    --------
Assets

Current assets:
     Cash and cash equivalents ........................   $     93    $    413
     Accounts receivable, net .........................      1,553       1,889
     Inventory ........................................      1,263         721
     Prepaid expenses and other current assets ........        278         366
                                                          --------    --------

       Total current assets ...........................      3,187       3,389

Property and equipment, net ...........................         71          69
Other assets ..........................................         67          62
                                                          --------    --------

       Total assets ...................................   $  3,325    $  3,520
                                                          ========    ========


Liabilities and stockholders' equity (deficit)

Current liabilities:
     Bank loan ........................................   $    377    $   --
     Accounts payable .................................      1,596       1,787
     Accrued expenses .................................      1,479       1,367
     Payable to stockholder ...........................       --             2
                                                          --------    --------
       Total current liabilities ......................      3,452       3,156

Long-term liabilities:
       Capital lease ..................................         27          32
                                                          --------    --------
Total liabilities .....................................      3,479       3,188
                                                          --------    --------

Commitments and Contingencies

Stockholders' equity (deficit):
     Common stock .....................................     30,045      30,027
     Accumulated deficit ..............................    (30,199)    (29,695)
                                                          --------    --------

       Total stockholders' equity (deficit) ...........       (154)        332
                                                          --------    --------

Total liabilities and stockholders' equity (deficit) ..   $  3,325    $  3,520
                                                          ========    ========



              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Operations
                      (in thousands, except per share data)

                                                        Three months ended
                                                     ---------------------------
                                                     January 1,     December 27,
                                                        2005            2003
                                                      --------        --------

Net sales                                             $  2,193        $  2,063
Cost of sales                                            1,402           1,433
                                                      --------        --------

     Gross profit                                          791             630
                                                      --------        --------

Operating expenses:
     Sales and marketing                                   665             713
     Research and development                              313             481
     General and administrative                            268             281
                                                      --------        --------

Total operating expenses                                 1,246           1,475
                                                      --------        --------

Loss from operations                                      (455)           (845)

Interest and other income (expense),
net                                                        (49)             (7)
                                                      --------        --------


Net loss                                              ($   504)       ($   852)
                                                      ========        ========


Basic and diluted net loss per share                  ($  0.03)       ($  0.08)
                                                      ========        ========

Shares used in per share calculation:

               Basic and diluted                        17,061          10,150
                                                      ========        ========


              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)


                                                           Three months ended
                                                        ------------------------
                                                        January 1,  December 27,
                                                           2005       2003
                                                         -------     -------


Cash flows from operating activities:
      Net loss .......................................   $  (504)    $  (852)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Issuance of warrants in lieu of bank fee ...        18
          Depreciation and amortization ..............        12          12
          Provision for doubtful accounts receivable .      (134)         16
      Changes in operating assets and liabilities:
          Accounts receivable ........................       470         206
          Inventory ..................................      (542)         39
          Prepaid expenses and other current assets ..        83        (141)
          Accounts payable ...........................      (191)        164
          Bank loan ..................................       377           0
          Payable to stockholder .....................        (2)          0
          Accrued expenses ...........................       107         (70)
                                                         -------     -------

Net cash used in operating activities ................      (683)       (626)
                                                         -------     -------

Cash flows from investing activities:
      Purchases of property and equipment ............       (14)       --

Net cash used by investing activities ................       (14)        0
                                                         -------     -------

Cash flows from financing activities:
      Borrowings under bank line of credit ...........       377        --
                                                         -------

Net cash provided by financing activities ............       377        --
                                                         -------

Net decrease in cash and and cash equivalents ........      (320)       (626)
Cash and cash equivalents, beginning of period .......       413       1,723
                                                         -------     -------

Cash and cash equivalents, end of period .............   $    93     $ 1,097
                                                         =======     =======



              The accompanying notes are an integral part of these
                   Unaudited Condensed Financial Statements.

                            ASANTE TECHNOLOGIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1.  The Company and Summary of Significant Accounting Policies

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited condensed financial statements should be read in conjunction with financial statements and notes thereto for the year ended October 2, 2004, included in the Company's 2004 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2004, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

For the fiscal quarter ended January 1, 2005, the Company incurred a loss from operations of $504,000 and cash used in operating activities was $306,000. In fiscal years 2004 and 2003, the Company also incurred substantial operating losses and negative cash flows from operations. As of January 1, 2005, the Company had an accumulated deficit of $30.2 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2005.

At January 1, 2005, the Company had cash and cash equivalents of $93,000 compared to $1.1 million at December 27, 2003, which represents a 92% decline. Working capital was a negative $265,000 at January 1, 2005, compared to $770,000 at December 27, 2003. The Company has a bank line of credit agreement which provides for borrowings of up to $2.0 million. The line of credit expired on

January 30, 2005. However, borrowings under the line of credit are subject to compliance with certain financial covenants and are limited to a specified percentage of eligible accounts receivable. As of January 30, 2005, the line of credit has been extended sixty (60) days to afford the bank time to review the company business plan for 2005 and prepare a line of credit renewal proposal. During this extension period, the line of credit provides for borrowing of up to $1.0 million.

The recurring losses, accumulated deficit and expect continued negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.

Note 2.  Stock Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25.
The Company records deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the quarters ended January 1, 2005 and December 27, 2003:

                                                        Three Months Ended
                                                    ----------------------------
                                                    January 1,     December 27,
(In thousands, except per share data)                  2005           2003
                                                       ----           ----

Net loss as reported                                 $   (504)      $ (852)
                                                     --------       ------

Employee stock-based compensation expense
determined under the fair value method               $   --             11
                                                     --------       ------

            Pro forma net loss                       $   (504)      $ (863)

Net loss per share:
    As reported
        Basic and diluted                            $  (0.03)      $(0.08)
                                                     --------       ------

     Pro forma
          Basic and diluted                          $  (0.03)      $(0.09)
                                                     --------       ------

Note 3.  Basic and Diluted Net Loss Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                          Three Months Ended
                                                      --------------------------
                                                      January 1,    December 27,
                                                        2005           2003
                                                        ----           ----

Net Loss                                             $   (504)     $   (852)

Weighted average common stock outstanding (basic)      17,061        10,150
Dilutive effect of options                               --            --
Weighted average common stock outstanding (diluted)    17,061        10,150

Net loss per share:
   Basic and diluted                                 $  (0.03)     $  (0.08)

Diluted net loss per share for the three months ended January 1, 2005 and December 27, 2003 excludes all dilutive potential common shares as their effect is antidilutive. At January 1, 2005 and December 27, 2003, 9,165,402 and 1,633,318 outstanding warrants and options respectively, were excluded since their effect was antidilutive.

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

Note 5.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

---------------------------------------------- -------------- ------------------
                                                  January 1,     December 27,
                                                     2005           2003
---------------------------------------------- -------------- ------------------
Raw materials and component parts                  $   59           $ 47
---------------------------------------------- -------------- ------------------
Work-in-Progress                                        7             13
---------------------------------------------- -------------- ------------------
Finished goods                                      1,197            831
                                                   ------           ----
---------------------------------------------- -------------- ------------------
                                                   $1,263           $891
                                                   ======           ====
---------------------------------------------- -------------- ------------------

Note 6.       Warranties

Asante provides for estimated future warranty costs upon product shipment. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware manufactured by its sub-contract manufacturers, its warranties generally start from the delivery date and continue as follows:

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

Changes in the Company's warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheet, during the fiscal quarter ended January 1, 2005 are as follows (in thousands):

                                                                      January 1,
                                                                        2005
                                                                        ----

Balance as of October 2, 2004                                          $ 430
Provision for warranty liability for sales during the
  fiscal quarter ended January 1, 2005                                   154
Settlements made during the fiscal quarter ended January 1, 2005        (154)
                                                                       -----

Balance as of January 1, 2005                                          $ 430
                                                                       =====

Note 7.  Bank Borrowings

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. At January 1, 2005, $377,000 of borrowings were outstanding under the line of credit. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement expires on January 30, 2005. As of January 30, 2005, the bank granted a sixty (60) day extension in order to review the company business plan for 2005. During this extension period, the line of credit provides for borrowings of up to $1.0 million.

Note 8.  Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the three month periods ended January 1, 2005 and December 27, 2003, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carryforwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

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

Note 10. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its second quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

Note 11. Segment information

In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in one business segment, networking and connectivity, and does not have separately reportable segments.

Sales as a percentage of net sales by geographic region were as follows:

                                          Three Months Ended
                                   -------------------------------------
                                   January 1, 2005     December 27, 2003
                                   ---------------     -----------------
              United States              74%                  79%
              Europe                     23%                  15%
              Other                      3%                    6%
                                         --                    --

                                        100%                  100%
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

Note 13. Related Party Transactions

The Company has a supply agreement (the "OSE Agreement") with Orient Semiconductor Electronics, Ltd., ("OSE"). OSE and one of its principal shareholders own, in aggregate, approximately 7.1% of the Company's Common Stock as of January 1, 2005. Under the OSE Agreement, the Company purchases from and sells at cost to OSE certain component parts. The Company is obligated to purchase goods only to the extent it has signed firm purchase commitments with OSE. At January 1, 2005, the Company's firm purchase commitments under the OSE Agreement were insignificant.

Delta Networks Inc., and Delta International Holdings Ltd. own collectively 500,000 shares of the Company's common stock. During the first quarter of fiscal years 2005 and 2004 the Company purchased approximately $552,000 and $445,000, respectively, of goods from Delta and sold component parts totaling approximately $4,000 and $0, respectively, at cost to Delta. At January 1, 2005, the Company had approximately $149,000 in accounts payable to Delta and approximately $19,000 in receivables from Delta, and at October 2, 2004 the
Company had approximately $375,000 in accounts payable to Delta and approximately $40,000 in receivables from Delta.

The Company entered into a sublease of its executive offices in September 2004 with OSE. The Company believes the lease rate and terms are similar to those rates obtainable from an unaffiliated third party.

Note 14. Subsequent Event

On January 30, 2005, the Company's line of credit was extended for 60 days to allow the bank time to review the Company's business plan for 2005 and prepare a line of credit renewal proposal. During this extension period, the line of credit provides for borrowings of up to $1.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including this report on Form 10-QSB for the three months ended January 1, 2005 and the Company's Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004. These forward-looking statements speak only as of the date thereof and should not be given undue reliance. Actual results may vary materially from those projected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the first quarter of fiscal 2005 were $2.2 million, an increase of $130,000, or 6%, from net sales of $2.06 million for the first quarter of fiscal 2004. Although sales of the Company's products increased slightly from the first quarter of fiscal 2004, overall sales revenues continued to be subject to heavy competitive pressures negatively impacting selling prices of networking products and delay of products from vendors. Management anticipates that revenues of the Company's IntraCare products will improve compared to the first quarter of fiscal 2004, while sales of other products will remain flat, or decrease somewhat due to lower selling prices and continued incorporation of Ethernet onto the motherboard of many newer computers.

International sales, primarily to customers in Europe, Canada and Asia Pacific, accounted for approximately 26% of net sales for the first quarter of fiscal 2005 and were approximately 21% for the first three months of fiscal 2004. The increase in international sales in percentage terms for the first quarter of fiscal 2005 as compared to the same quarter last year was due primarily to increased sales of the Company's products to one customer in Europe during the quarter.

Cost of Sales and Gross Profit
------------------------------

Cost of sales for the quarter ended January 1, 2005 decreased 2% to $1.4 million, compared to $1.43 million reported in the same quarter of fiscal 2004. Gross profit for the quarter ended January 1, 2005 increased 26% to $791,000 compared to $630,000 for the quarter ended December 27, 2003. The increase in gross profit for the quarter is consistent with the modest increase in net sales and reduction in cost of sales experienced during the most recently completed quarter.

The Company's gross profit as a percentage of net sales increased to 36% for the first quarter of fiscal 2005 as compared to 30% for the same period in fiscal 2004. This increase was due primarily to the lower cost of sales experienced in the first quarter of fiscal 2005.

Sales and Marketing
-------------------

Sales and marketing expenses declined by $48,000 or 7%, to $665,000 in the first quarter of fiscal 2005 compared to $713,000 in the first quarter of fiscal 2004. As a percentage of sales, these expenses were 30% in the first quarter of fiscal 2005 and 35% in the first quarter of fiscal 2004. The lower sales and marketing expenditures during the quarter were due primarily to the receipt of a settlement payment from a bankrupt customer. The Company believes that sales and marketing expenses overall will be slightly higher during the remainder of fiscal 2005.

Research and Development
------------------------

Research and development expenses decreased by $168,000 or 35%, to $313,000 in the first quarter of fiscal 2005 compared to $481,000 in the first quarter of fiscal 2004. The decreases were due primarily to lower equipment rental and personnel related costs. The Company expects that future spending on research and development will remain flat in absolute dollars for the remainder of fiscal 2005.

General and Administrative
--------------------------

General and administrative expenses decreased by $13,000 in the first quarter of fiscal 2005 to $268,000 compared to $281,000 of such expenses incurred in the first quarter of fiscal 2004. As a percentage of net sales, these expenses were 12% for the first quarter of fiscal 2005, as compared with 14% in the first quarter of fiscal 2004. The decrease during the first quarter of fiscal 2005 reflect lower facility allocation costs. The Company expects that general and administrative spending will be flat for the remainder of fiscal 2005.

Off Balance Sheet Arrangements
------------------------------

During the first quarter of fiscal year 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Income Taxes
------------

The Company has recorded no provision or benefit for federal and state income taxes for the three month periods ended January 1, 2005 and December 27, 2003, due primarily to a valuation allowance being established against the Company's net deferred tax assets which consist primarily of net operating loss carry-forwards and research and development credits. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Net Loss
--------

The Company recorded a net loss for the quarter ended January 1, 2005 of $504,000 compared to a net loss of $852,000 for the first quarter of fiscal year 2004. The smaller net loss in the first quarter of fiscal year 2005 was due primarily to increased sales and reduced departmental spending. While net sales increased slightly, cost of sales and operating expenses continued to exceed sales revenues. The Company is attempting to develop and sell higher margin products in fiscal 2005 while continuing to implement cost cutting programs in order to reduce its operating losses.

Liquidity and Capital Resources

Net cash used in operating activities was $683,000 for the three months ended January 1, 2005, compared to cash used of $627,000 for the three months ended December 27, 2003. During the first three months of fiscal 2005, the net cash used in operating activities resulted primarily from the Company's net loss of $504,000, inventory expenses of $542,000 and decreased accounts payable of $191,000. These cash outflows were partially offset by net cash inflows from accounts receivable of $470,000 and accrued expenses of $107,000.

Net cash used by investing activities for the first three months of fiscal 2005 mainly consist of the purchase of property and equipment of $14,000. There were no investing activities for the three months ended December 27, 2003.

The Company has a bank line of credit that provides for maximum borrowings of up to $2.0 million and is limited to a certain percentage (60%) of eligible accounts receivable. The line of credit is subject to certain covenant requirements, including maintaining certain net tangible worth amounts. The line of credit agreement expired in November 2003 and was renewed with a new maturity date of January 30, 2005. As of January 30, 2005, the bank line of credit has been extended to March 31, 2005 to afford the bank time to review the Company's business plan for 2005 and prepare a line of credit renewal proposal. During the extension period, the line of credit provides for borrowings of up to $1.0 million. At January 1, 2005, the Company was in compliance with the covenants of the line of credit agreement. Failure to comply with the covenants under the line of credit may result in the line of credit not being available to the Company. As of January 1, 2005 the amount drawn in the line of credit was $377,000 and the amount available on the line was $486,000.

The Company has an operating lease for its main facility that expires on September 1, 2005. Future minimum lease payments under this lease are $85,000 in fiscal 2005


In the first three months of fiscal 2005, and in fiscal years 2004 and 2003, the Company incurred net losses and negative cash flows from operations and as of January 1, 2005, the Company had an accumulated deficit of $30.2 million. Based upon the Company's operating budget and cash flow projections the Company expects to continue to experience negative cash flows from operations through fiscal year 2005. The Company anticipates that its existing cash and its ability to borrow under its line of credit may not be sufficient to meet its working capital and operating expense requirements at least through the end of fiscal year 2005.

During the first quarter of fiscal year 2005, the Company continued implementing several cost savings measures aimed at reducing its cash usage rate, including a reduction in personnel and other operating expenses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections or if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for it's products from the level experienced during fiscal year 2004, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than the Company. The Company intends to incur significant expenses to develop or acquire and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, or reduce discretionary expenditures would have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

The  Company's   success  also  depends  to  a   significant   extent  upon  the
contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. None of the Company's key employees are subject to a non-competition agreement with the Company. High employee turnover in the technology industry is typical. Although the Company has reduced its workforce during fiscal 2003 and fiscal 2004, vacancies in the workforce must be promptly filled, because the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business.

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

The Company's target markets include end-users, value-added resellers, systems integrators, retailers, education and OEMs. Due to the relative size of the customers in some of these markets, particularly the OEM market, sales in any one market could fluctuate dramatically on a quarter to quarter basis. Fluctuations in the OEM market could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's revenues and results of operations could be adversely affected if the Company were to lose certain key distribution partners.

The Company has incurred net losses during its last two fiscal years and incurred a stockholders' equity deficit at January 1, 2005 of $154,000. These recurring losses and stockholder deficit raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional equity financing and has recently renewed its line of credit agreement that expired January 30, 2005. However, there is no assurance that additional financing or borrowing on the line of credit will be available on satisfactory terms when needed, if at all. The Company is also considering other corporate transactions as a means of providing additional financing. Failure to raise additional capital, secure other sources of financing or enter into a corporate transaction would have a material adverse effect on the Company's ability to achieve its intended business objectives and sustain its desired levels of operation.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its second quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of January 1, 2005, the Company was unaware of any other asserted claims which would have a material impact on its business or results of operations.

ITEM 5.  OTHER INFORMATION

As previously reported on Form 8-K dated December 6, 2004, during the quarter ended January 1, 2005, the Company announced the appointment of Rajiv Matthew as the Company's new Chief Financial Officer. Mr. Robert Pendergrass, the interim CFO, assumed the position of Controller for the Company.

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

                                    SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 15, 2005       ASANTE TECHNOLOGIES, INC.
                                     (Registrant)


                                By:    /s/ Jeff Lin
                                      -----------------------------------------
                                         Jeff Lin, President
                                (Authorized Officer and Chief Executive Officer)