Form 10QSB/A
period 2005-01-01
ASANTE TECHNOLOGIES INC
filed 2005-02-24
CIK 913598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-QSB/A

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

                              2223 Old Oakland Road
                               San Jose, CA 95131
          (Address of principal executive offices, including zip code)

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

         ITEM 1.      LEGAL PROCEEDINGS......................................20

         ITEM 5.      OTHER INFORMATION......................................20

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.......................20

SIGNATURE....................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
Condensed Balance Sheets -
   January 1, 2005 (Unaudited) and October 2, 2004 (Audited) ............   2

Unaudited Condensed Statements of Operations -
   Three months ended January 1, 2005 and December 27, 2003 .............   3

Unaudited Condensed Statements of Cash Flows -
   Three months ended January 1, 2005 and December 27, 2003 .............   4

Notes to Unaudited Condensed Financial Statements .......................   5-11

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

                            Asante Technologies, Inc.
                  Unaudited Condensed Statements of Cash Flows
                                 (in thousands)

                                                           Three months ended
                                                        ------------------------
                                                        January 1,  December 27,
                                                           2005       2003
                                                         -------     -------


Cash flows from operating activities:
      Net loss .......................................   $  (504)    $  (852)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Issuance of warrants in lieu of bank fee ...        18
          Depreciation and amortization ..............        12          12
          Provision for doubtful accounts receivable .      (134)         16
      Changes in operating assets and liabilities:
          Accounts receivable ........................       470         206
          Inventory ..................................      (542)         39
          Prepaid expenses and other current assets ..        83        (141)
          Accounts payable ...........................      (191)        164
          Payable to stockholder .....................        (2)          0
          Accrued expenses ...........................       107         (70)
                                                         -------     -------

Net cash used in operating activities ................      (683)       (626)
                                                         -------     -------

Cash flows from investing activities:
      Purchases of property and equipment ............       (14)       --

Net cash used by investing activities ................       (14)        0
                                                         -------     -------

Cash flows from financing activities:
      Borrowings under bank line of credit ...........       377        --
                                                         -------

Net cash provided by financing activities ............       377        --
                                                         -------

Net decrease in cash and and cash equivalents ........      (320)       (626)
Cash and cash equivalents, beginning of period .......       413       1,723
                                                         -------     -------

Cash and cash equivalents, end of period .............   $    93     $ 1,097
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

For the fiscal quarter ended January 1, 2005, the Company incurred a loss from operations of $504,000 and cash used in operating activities was $683,000. In fiscal years 2004 and 2003, the Company also incurred substantial operating losses and negative cash flows from operations. As of January 1, 2005, the Company had an accumulated deficit of $30.2 million. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through fiscal year 2005.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the quarters ended January 1, 2005 and December 27, 2003:

                                                          Three Months Ended
                                                       -------------------------
                                                       January 1,   December 27,
(In thousands, except per share data)                     2005         2003
                                                         ------       ------

Net loss as reported                                     $(504)       $(852)
                                                         ------       ------

Employee stock-based compensation expense
determined under the fair value method                   $--             11
                                                         ------       ------
            Pro forma net loss                           $(504)       $(863)

Net loss per share:
    As reported
        Basic and diluted                                $(0.03)      $(0.08)
                                                         ------       ------
     Pro forma
          Basic and diluted                              $(0.03)      $(0.09)
                                                         ------       ------


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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below (in thousands, except per share data):

                                                              Three Months Ended
                                                           -------------------------
                                                           January 1,   December 27,
                                                             2005          2003
                                                           --------      --------
Net Loss                                                   $   (504)    $   (852)

Weighted average common stock outstanding (basic)            17,061       10,150
Dilutive effect of options                                     --           --
Weighted average common stock outstanding (diluted)          17,061       10,150

Net loss per share:
   Basic and diluted                                       $  (0.03)    $  (0.08)

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

Note 5.       Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Inventories consisted of the following (in thousands):

                                           January 1, 2005     December 27, 2003
                                          ---------------     -----------------
  Raw materials and component parts                    $59                   $47
  Work-in-Progress                                       7                    13
  Finished goods                                     1,197                   831
                                                     -----                   ---
                                                    $1,263                  $891
                                                    ======                  ====

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

Changes in the Company's warranty liability, which is included as a component of "Accrued expenses" on the Condensed Balance Sheet, during the fiscal quarter ended January 1, 2005 are as follows (in thousands):

                                                                              January 1, 2005
                                                                              ---------------
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

Sales as a percentage of net sales by geographic region were as follows:

                                                 Three Months Ended
                                    --------------------------------------------
                                    January 1, 2005            December 27, 2003
                                    ---------------            -----------------

              United States               74%                         79%
              Europe                      23%                         15%
              Other                        3%                          6%
                                         ---                         ---
                                         100%                        100%
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

Delta Networks Inc., and Delta International Holdings Ltd. own collectively 500,000 shares of the Company's common stock. During the first quarter of fiscal years 2005 and 2004 the Company purchased approximately $552,000 and 445,000, respectively, of goods from Delta and sold component parts totaling approximately $4,000 and $0.00 respectively, at cost to Delta. At January 1, 2005, the Company had approximately $149,000 in accounts payable to Delta and approximately $19,000 in receivables from Delta, and at October 2, 2004 the
Company had approximately $375,000 in accounts payable to Delta and approximately $40,000 in receivables from Delta.

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


Date:  February 23, 2005        ASANTE TECHNOLOGIES, INC.
                                     (Registrant)


                                By:      /s/ Jeff Lin
                                      ----------------------------------------
                                         Jeff Lin, President
                                (Authorized Officer and Chief Executive Officer)